Form 10-K
period 2021-12-31
Onex Falcon Direct Lending BDC Fund
filed 2022-03-31
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01405

Onex Falcon Direct Lending BDC Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware

(State of Incorporation)

21 Custom House Street, 10th Floor

Boston, MA 02110

(Address of principal executive offices)

(617) 412-2700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 10,287,109 shares of common stock, $0.001 par value per share, outstanding as of March 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. You should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	our ability to raise sufficient capital to execute our investment strategy;

•	the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;

•

general economic and political trends and other external factors, including the impact of the uncertainty of the duration and severity of the current novel coronavirus, or COVID-19, pandemic and recent supply chain disruptions;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financing arrangements and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Onex, the Adviser and its affiliates, and its senior investment team;

•	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we may invest;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•

our use of financial leverage, including the use of borrowed money to finance a portion of our investments and the effect of the COVID-19 pandemic on the availability of equity and debt capital on favorable terms or at all;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of any future acquisitions or divestitures;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. These projections and forward-looking statements apply only as of the date of this Annual Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Risk Factors.”

Risks Related to Our Business and Structure

•	We are a relatively new company and have a limited operating history.

•

Our Board of Trustees may change our operating policies, strategies and Declaration of Trust without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

•	We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

•

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	There is a risk that investors in our Common Shares may not receive distributions or that our distributions may decrease over time. Also, the amount of any distributions we may make is uncertain.

•	Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

•	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

•	General economic conditions could adversely affect the performance of our investments.

•	Terrorist attacks, acts of war, natural disasters, and/or force majeure events may adversely affect our operations.

•

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and is expected to have a materially adverse impact on our financial condition and results of operations. The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

•	We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

•	The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Company’s investments.

•	Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in this offering, which would harm our ability to achieve our investment objectives.

•	The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

•	Inflation may adversely affect business and operations and those of our portfolio companies.

•	Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.

Risks Related to Our Investments

•	Our investments may be risky, and we could lose all or part of our investment.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies. Our portfolio companies may also be highly leveraged.

•	We generally will not control our portfolio companies.

•	We will be exposed to risks associated with changes in interest rates.

•	Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

•	We may not realize gains from our equity investments.

•	An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies

•	Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.

•	A lack of liquidity in certain of our investments may adversely affect our business.

•	The effect of global climate change may impact the operations of our portfolio companies as well as technological innovations and industry disruptions.

Risks Relates to the Adviser and Its Affiliates; Conflicts of Interest

•	Our Adviser and its management have no prior experience managing a BDC.

•

The Adviser and its affiliates, including our officers and interested Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

•	The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us and whose misconduct could negatively impact the Adviser or the Company.

•	There may be trademark risk, as we do not own the Onex or Onex Falcon name.

Risks Related to Business Development Companies

•

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

•

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

•

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

Risks Related to Debt Financing

•

We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us. We may default under our credit facilities and provisions in a credit facility may limit our investment discretion.

•	Provisions in a credit facility may limit our investment discretion.

•	Changes in interest rates may affect our cost of capital and net investment income.

Federal Income Tax Risks

•	We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

•	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

•

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate Shareholder will be taxed as though it received a distribution of some of our expenses.

•	Some of our investments may be subject to corporate-level income tax and our portfolio investments may present special tax issues.

•	Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in Common Shares

•

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

•	We may have difficulty sourcing investment opportunities.

•	An investment in our Common Shares will have limited liquidity.

•

No shareholder approval is required for certain mergers and shareholders may experience dilution. Additionally, investing in our Common Shares involves a high degree of risk and their NAV may fluctuate significantly.

PART I

Item 1. Business.

Overview

The Onex Falcon Direct Lending BDC Fund (the “Company,” “we,” “us” or “our”) is a newly-organized, non-diversified closed-end management investment company and is regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify as a RIC annually thereafter. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business—Regulation” and “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We will seek to make investments in first-lien senior secured loans, and unsecured loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $75 million annually, and even though we will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in senior secured loans including first-lien loans and unitranche loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in total return swaps (“TRS”), which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.

Our approach combines creative and flexible investment structures with rationally calibrated risk-adjusted pricing, leading to investments offering an attractive blend (i.e., an attractive risk return profile for the investment) of current income and downside protection. Middle market companies generally have specific needs that make it difficult for them to access broader capital markets or employ conventional loan structures, thus requiring bespoke solutions. We believe our approach provides these companies with financing solutions that accommodate their needs through a creative, customized investment structure that can also offer attractive risk-adjusted returns. We will seek to capitalize on several factors prevalent in the current market: (i) strong market demand for direct lending and unitranche solutions; (ii) relatively few direct lenders and unitranche providers in the middle market providing creative solutions to address more complex transactions; and (iii) even fewer of such providers having the junior capital investment expertise and a track record of providing high-value solutions that generate differentiated portfolios and returns for investors.

We expect to focus on financing buyouts, acquisition opportunities, organic growth of businesses, refinancing, recapitalizations, spin-offs and take-privates.

The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans, unitranche loans and senior secured bonds in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio.

Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. In addition, we may invest in collateralized loan obligations (“CLOs”) and will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs, which means we will not be able to directly enforce any rights and remedies in the event of a default of a loan held by a CLO vehicle.

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

We intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, we are required to have an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

We expect to conduct private offerings of our Common Shares to investors in reliance on exemptions from the registration requirements of the Securities Act.

The Company is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and is a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by the Company quarterly on a continuous basis at a price generally equal to the Company’s quarterly net asset value (“NAV”) per share; however, the Company may sell Common Shares intra-quarter. In our perpetual-life structure (meaning the Company has no termination or end date), we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event (i.e., a merger or sale) at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. The Company will not list its Common Shares on a national securities exchange unless the holders of a majority of the outstanding Common Shares vote to approve such listing.

Adviser

Onex Falcon Investment Advisors LLC (the “Adviser” or “Onex Falcon”) serves as our investment adviser pursuant to an investment Advisory agreement between us and Onex Falcon (the “Advisory Agreement”). Pursuant to the Advisory Agreement, Onex Falcon will manage the Company on a day-to-day basis and will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing due diligence on our investments and monitoring our investment portfolio on an ongoing basis. We will pay our Adviser a base management fee at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears. We will also pay the Adviser incentive fees based on income and capital gains. For information regarding the Advisory Agreement, see “Advisory Agreement” below.

Onex Falcon, which has focused on the middle market since inception in 2000, was established in December 2020 through the acquisition of Falcon Investment Advisors LLC by Toronto-based Onex Corporation, a global investment firm focused on private equity, credit, and wealth management. Onex Falcon is part of Onex Credit, an asset management platform which is controlled and consolidated by Onex Corporation. As used herein, the term “Onex Credit” refers to the broader Onex Credit platform, which includes Onex Credit Partners, LLC, Onex Credit Management, LLC, the funds management business of Gluskin Sheff + Associates Inc., Onex Credit Partners Europe LLP and Onex Falcon. Onex Credit has a successful track record executing a disciplined approach to credit investing with a focus on capital preservation and strong risk adjusted returns through credit cycles. The team’s experience spans credit investing through its CLO platform and adjacent strategies, high yield bonds, opportunistic and structured credit, and middle market lending. In addition, Onex Credit’s platform includes investment grade and equity strategies. As of December 31, 2021, the Onex Credit platform, which includes Onex Falcon, manages over $25 billion in assets under management (“AUM”) and a fully integrated global credit team of over 100 dedicated employees located in Boston, New York, New Jersey, Toronto and London.

The Onex Falcon approach combines creative and flexible investment structures with rationally calibrated risk-adjusted pricing, leading to investments offering an attractive blend of current income and downside protection.

The Onex Falcon team’s investment approach is grounded in the four tenets of its investment philosophy:

1.	Focus on middle market.

Onex Falcon believes that loans made to companies of this size provide investors with a compelling risk/reward opportunity. Most small businesses and start-up ventures exhibit higher levels of operating and strategic risk, and do not adequately compensate lenders and private credit capital investors for the risk incurred and therefore are not suitable for leveraged balance sheets. Similarly, Onex Falcon’s view is that many larger companies are increasingly able to access debt capital markets and thereby more efficiently meet their capital requirements while reducing returns to private credit capital investors. By contrast, companies in the middle market often have fewer debt capital alternatives despite having sufficient levels of operational and strategic expertise. These factors combine to make the middle market a compelling risk-reward environment for private credit investors.

There are several dynamics within the U.S. middle market that Onex Falcon believes are especially favorable for private capital investors that have proficiency in providing flexible and creative capital solutions to solve multiple financing needs:

•	Large ecosystem of businesses undergoing strategic change;

•	Outsized share of revenues, employees and total number of businesses: Nearly 150,000 companies with 100-1,000 employees in North America, comprising more than 90% of all middle-market companies; [1]

•	Baby boomer business owners seeking to exit family and closely-held businesses: Generational transfer of wealth in the U.S. estimated to be $30 trillion over the next decade; [2]

•	Internet expansion and growing digital sophistication helping companies to transform traditional business models;

[1]	Source: North American Industry Classification System (NAICS).
[2]	Source: Forbes, 2019.

•	A consolidation and retrenchment of national and regional banks over the past decade;

•	Regulatory and structural changes in the market reducing the amount of capital available from traditional lending sources (i.e. commercial and investment banks);

•

Movement of BDCs upmarket to focus on larger companies and lending opportunities, especially following legislation in March 2018 to significantly ease leverage restrictions for BDCs (150% asset coverage ratio; previously 200%);

•	A high yield market that eschews providing capital to companies in the mid-market;

•

A continued bifurcation of debt markets, where the lending gap between large and small companies continues to grow, with a preference from large institutional debt providers to back larger, private equity-sponsored transactions; and.

•

Significant impact of the COVID-19 pandemic on the U.S. middle market landscape, creating opportunity for differentiated business models with access to institutional capital to improve their competitive standing in their industries.

In general, the tendency for debt markets, including private credit, to favor larger or less complex sponsored transactions has led to a scarcity of capital for middle market companies requiring capital structure solutions. Despite an increase in the volume of alternative debt providers, many are focused on growing AUM, with a bias towards investing in larger companies.

Conversely, Onex Falcon believes that the middle market segment is less efficient and can offer acceptable levels of operating and financial risk, significant investment opportunities and the chance to build close working relationships with management teams and transaction sponsors. Onex Falcon remains differentiated through its existing structure, team and capabilities in its ability to execute on an origination and investment strategy across a mix of transaction types and sponsor types, leading to a highly diversified portfolio of senior credit solutions focused on the middle market.

2.	Encourage a partnership approach.

Onex Falcon seeks to develop relationships with those transaction sponsors (such as private equity firms and entrepreneurs) and intermediaries (such as underwriters and accountants) who value the active involvement of the private credit investor. Such relationships lead to significant collaboration in the due diligence, balance sheet structuring and transaction execution, and differ significantly from the typical relationship between a private equity fund sponsor or investment banker and their private credit lenders. Onex Falcon’s objective is to forge a true partnership and alignment of interests among Onex Falcon, the equity investors and the portfolio company management team so that all parties are committed to their roles in the successful execution of the value-creation strategy.

Onex Falcon focuses on relationships with transaction sources that (i) permit Onex Falcon’s early involvement with business owners during the evaluation of transactions, (ii) seek Onex Falcon’s active participation in transaction structuring and (iii) invite Onex Falcon’s active involvement in the ongoing monitoring of the portfolio company. Independent or fundless sponsors, management teams and entrepreneurs are particularly strong candidates for such balanced relationships, as, in our view, they tend to value Onex Falcon’s significant capital resources, expertise in financial structuring, reputation for surety of closing the transaction and Onex Falcon’s ongoing support for additional value-creation opportunities.

Onex Falcon also seeks the more complex transactions sponsored by traditional private equity funds. These are primarily situations where the deal dynamics are not compatible with a typical auction-style financing process; instead, the sponsor engages Onex Falcon as a true partner, recognizing Onex Falcon’s ability to assist in structuring “win-win” capital solutions, bringing to bear significant capital resources and delivering a high-value capital structure solution.

3.	Assess Potential Transactions in a Calibrated Risk/Return Framework

Each investment opportunity presents a unique set of operational and financial risks. Onex Falcon is sensitive to the risk/return relationship between its investment and the equity investment and assesses its investments in a disciplined manner such that risk and return are rationally calibrated, all within a framework focused on downside protection.

Onex Falcon’s approach utilizes debt instruments with a wide variety of highly tailored terms and conditions. Onex Falcon further refines the risk/return structure through various combinations of coupons, non-call provisions, length of call protection, occasional warrants or other upside features, and other pricing mechanisms. Onex Falcon’s investment strategy facilitates tailor-made financing solutions geared to the specific needs of the Company and targets a blended return that achieves the desired risk/return exposure.

4.	Support Long-Term Value Creation

Onex Falcon structures investments with a “credit-first” mindset and negotiates for covenant protections including limitations on additional debt, change of control provisions, asset sale tests, capital expenditure limitations, prohibitions on dividends or distributions to equity holders and limitations on transactions with affiliates. Onex Falcon will generally negotiate for financial maintenance covenants to monitor and regulate ongoing operations. Importantly, Onex Falcon also has the ability to provide support to the Company and its management team, remaining open to providing additional capital and driving exit opportunities once the originally stated value-creation strategy has been executed. Onex Falcon also thinks and acts like an investor, actively supporting its portfolio companies and their management teams and remaining willing to provide additional capital. Throughout its investing history, Onex Falcon has provided add-on capital to 50% of its portfolio companies.

Onex Falcon understands that its supportive role may require the infusion of additional capital—often at attractive risk-adjusted returns—during periods of rapid growth or during business downturns. In the event that a portfolio company experiences difficulties, Onex Falcon defends its investment position; subject to the 1940 Act and any applicable exemptive relief, funds managed by Onex Falcon remain fully prepared to provide all forms of support to the Company and expects the same from the transaction sponsor. This approach enables Onex Falcon to invest as a true financial partner, actively supporting the portfolio company and its management team as they pursue the successful execution of a value-creation strategy.

Senior Investment Team

Onex Falcon’s senior team averages over 25 years of industry experience. Together, they have significant experience in sourcing, structuring, closing, managing, and exiting junior debt investments.

The investment activities of the Company are managed by Eric Rogoff (the “Portfolio Manager”). Eric Rogoff, Managing Director and Sector Head at Onex Falcon, joined Onex Falcon at its inception and has 27 years of private credit experience. Prior to joining Onex Falcon, Mr. Rogoff was an Executive Director in the Leverage Finance/Merchant Banking Group of CIBC World Markets Corp.

The Portfolio Managers will seek to leverage relationships with legal and financial advisors, trading counterparties, peer investment funds and financial sponsors to best position the Company to meet its investment objectives. The members of the Onex Falcon Direct Lending BDC Fund Investment Committee are: (i) Eric Rogoff; (ii) Sandeep Alva, Managing Director & Co-Head of Onex Falcon, founded Onex Falcon and led the firm for 20 years;, (iii) John Schnabel, Managing Director & Chief Investment Officer at Onex Falcon, joined Onex Falcon at its inception and has 34 years of private credit experience; (iv) Sven Grasshoff, Managing Director & Sector Head at Onex Falcon, has 20 years of experience in private credit investing, corporate development and capital markets; and (v) Matthew Prout, Managing Director & Sector Head at Onex Falcon, has 18 years of experience in private credit investing, leveraged finance and private equity investing.

The Company is supported by a fully integrated global credit team of over 100 employees located in Boston, New York, New Jersey, Toronto and London.

Administrator

Onex Falcon (the “Administrator”) provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). See “Administration Agreement” below for a discussion of the fees and expenses we are required to reimburse to the Administrator.

The Administrator hired a sub-administrator, U.S. Bank, to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board of Trustees of the Company (the “Board” or “Board of Trustees”). We have entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s Declaration of Trust (the “Declaration of Trust”) and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board of Trustees will be composed of three members, two of whom are trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Trustees”). The Board of Trustees meets in person at regularly scheduled quarterly meetings each year. In addition, the Board of Trustees may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board of Trustees has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board of Trustees in fulfilling its oversight responsibilities.

Our Initial Portfolio

On September 15, 2021, the Company entered into a forward purchase agreement with Onex Credit Finance II Corporation, an indirectly wholly-owned investment holding company of Onex Corporation (“the Forward Purchase Agreement”) to acquire a select portfolio of investments consisting of funded debt investments, future funding obligations and equity investments (the “Initial Portfolio”).

On September 15, 2021 (the “Valuation Date”), the Forward Purchase Agreement and the Transfer Value were approved by the Company’s Board of Trustees (which include a majority of Independent Trustees). See Item 1A—“Risk Factors—Risks and Potential Conflicts of Interest Related to the Initial Portfolio Transaction. ”On October 1, 2021 (the “Transfer Date”), the Company purchased the Initial Portfolio in the amount of $99,178,431 from Onex Credit Finance II Corporation based on the Forward Purchase Agreement. The purchase price was adjusted for any principal amortization on the investments that had occurred between the Valuation Date and the date on which the Initial Portfolio was sold to the Company (the “Transfer Date”).

Market Opportunities

The leveraged finance market has grown dramatically since the global financial crisis in 2008-2009, more than doubling in size across leveraged loans, high yield, and private credit.3 Regulatory and structural changes in the market have reduced the amount of capital available from traditional lending sources. Many commercial and investment banks have de-emphasized their service and product offerings as they seek to meet leveraged lending guidelines, Shared National Credit guidelines, regulatory capital requirements and other regulatory limitations. Annual private debt raised has grown materially after the global financial crisis to meet this gap in supply of capital from traditional bank channels.

In response to systemically low bond yields, institutional investors over the past several years have reallocated billions of dollars from public fixed income securities (such as high-grade corporate bonds and asset-backed securities) to private credit, including broadly syndicated loans and direct lending. The vast majority of that capital has been allocated to senior debt, where the higher yields (relative to public fixed income) have been viewed as attractive for investors. The next phase of this credit evolution is now being evidenced. As investors have built core exposure to private credit, they now seek credit strategies that offer potential yield enhancement, creative investment approaches and demonstrated differentiated deal flow. Onex Falcon’s direct lending and unitranche strategy is well-positioned to address this investor interest given its proven track record as a reliable capital provider and established presence in the middle market.

Size of the Leveraged Finance Market

Since 2008, the U.S. leveraged finance market has more than doubled in size to $3.3 trillion, driven by strong performance through the global financial crisis and investor demand for yield in a low-interest rate environment.4 US private credit has grown substantially over this period, as new bank regulation post-global financial crisis deterred banks from holding leveraged credit on their balance sheets and direct lenders and other non-bank corporate lenders stepped in to the fill the void for small and medium-sized companies.

US Leveraged Finance Market Has More Than Doubled Since the Global Financial Crisis

[3]

Source: Bloomberg. As of December 21, 2007 the total leveraged finance market was $1,456 billion (U.S. High Yield Market—$743 billion, U.S. Leveraged Loan Market—$557 billion, Private Credit Market—$157 billion). As of December 31, 2019 the total leveraged finance market was $3,305 billion (U.S. High Yield Market—$1,521 billion, U.S. Leveraged Loan Market—$1,198 billion, Private Credit Market—$586 billion). Source: S&P Global Market Intelligence, LCD offering as of May 31, 2020 for U.S. High Yield Market and March 31, 2020 for U.S. Leveraged Loan Market. Preqin for Private Credit Market as of June 30, 2020.

[4]

Source: S&P Global Market Intelligence, LCD offering as of March 31, 2020 for U.S. Leveraged Loan Market and May 31, 2020 for U.S. High Yield Market. Preqin for Private Credit Market as of June 30, 2020.

Source: S&P Global Market Intelligence, LCD offering as of March 31, 2020 for U.S. Leveraged Loan Market and May 31, 2020 for U.S. High Yield Market. Preqin for Private Credit Market as of June 30, 2020.

Rapid Growth in Private Credit Markets Provides a Compelling Opportunity

Regulatory and structural changes in the market have reduced the amount of capital available from traditional lending sources. Annual private debt raised has grown materially post-global financial crisis to meet this gap in supply of capital from traditional bank channels. Onex Falcon has a track record through various cycles, and we believe has the workout experience that many competitors do not.

Opportunity in the Middle Market

The U.S. middle market represents one of the largest segments of the U.S. economy and accounts for an outsized share of revenues, employees and total number of businesses. According to the NAICS, there are nearly 150,000 companies with 100 to 1,000 employees in North America, comprising nearly 75% of all middle-market companies.5 Onex Falcon believes that its strategy is well-suited to address the needs of borrowers looking for direct lending and unitranche solutions to execute on a wide range of transactions. While there are numerous lenders targeting the middle market, Onex Falcon believes there is a scarcity of direct lenders and unitranche providers who have the junior capital investing experience and focus on complex situations. Furthermore, Onex Falcon believes the significant impact caused by the COVID-19 pandemic has created an opportunity for differentiated business models with access to capital to improve their competitive standing in their industries. Onex Falcon believes that the current state of financing options creates an advantageous environment for experienced private credit investors, particularly for those with experience investing in complex transactions, demonstrated deal flow, and sector expertise.

The middle market is one of the most active and growing segments for private equity deal flow. Onex Falcon notes that non-sponsor deal flow, which is less easily tracked, provides substantial incremental investment opportunities. Groups without institutional pools of capital, such as independent or fundless sponsors, entrepreneurs, industry executives, management teams and family-owned companies, require ongoing financing solutions as they grow their businesses, and such groups have been a focus of Onex Falcon’s for the past 20 years. These groups often have significant industry expertise and operational acumen to execute a strategic plan and require a partner to bridge financing gaps.

What is a Unitranche Loan?

Unitranche loans consist of senior secured loans made to companies for various purposes. Such loans have a first priority security interest, in substantially all of the borrower’s assets. Unitranche loans typically comprise (a) the portion of the capital structure that would historically have been lent by a traditional bank, plus (b) some or all of the portion of the capital structure that would historically have been lent in a second lien or subordinated debt security, all packaged into a single secured instrument. As such, a unitranche loan entails both senior debt risk and, to a lesser extent, junior debt risk.

In addition to being senior secured loans, most unitranche loans tend to have certain characteristics in common. Borrowers pay a cash coupon, which together with certain fees generally represents the compensation to the lender. Payment-in-kind and equity co-invest are seen less frequently, but are negotiable in certain circumstances. Most unitranche loans have limited amortization requirements prior to maturity.

[5]

Past performance is not indicative of future results. Based on Onex Falcon’s views and historical market conditions as of the date of this Registration Statement, subject to change at any time given market circumstances and other factors. Source: North American Industry Classification System (NAICS) and National Center for the Middle-Market, 4Q 2020 Middle-Market Indicator.

Increased Demand for Unitranche Capital

Unitranche financing has grown as an alternative for middle market businesses, providing a differentiated offering versus more traditional first and second lien, or first lien and mezzanine structures. As financing needs evolve and as borrowers realize the inherent benefits of the structure, the use of unitranche credit facilities has outpaced growth of the broader market. This growth can be seen in the chart below in which unitranche structures have grown from approximately 3% of transaction volume in 2014 to approximately 22% for the first half of 2020. Unitranche loans differ from traditional first lien and second lien and first lien and mezzanine structures as they allow borrowers to work with fewer lenders (oftentimes just a single lender or no more than three) who provide a single, simplified credit document. This structure eliminates the need for multiple tranches of debt, which typically requires working with multiple lenders and creditor classes with the resultant need to negotiate intercreditor terms. This simplicity has helped drive the structure’s adoption.

Unitranche is a Growing Part of the Market

Source: Refinitiv LPC as of December 31, 2020. Unitranche volume includes both large corporate and middle market unitranche. Middle market is defined as issuers with a deal size and revenue size of $500M and below. Large corporate is either deal size or revenue size > $500M. The figure shown for 2020 is annualized based on YTD December 31, 2020 unitranche volume.

Onex Falcon remains committed and focused on the middle market for unitranche and other senior lending opportunities.

Competitive Strengths

Onex Falcon believes that a disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management will allow the Company to achieve attractive risk-adjusted returns while preserving the Company’s capital. Onex Falcon believes that the Company represents an attractive investment opportunity for the following reasons:

•	Cohesive Team and Boutique Culture with Resources of a Large Firm.

The Onex Falcon team is comprised of over 50 professionals including 29 members of the Investment Team, four members of our Sponsor Coverage/Business Development team, and dedicated support functions.

Onex Falcon is focused on growing talent within the team, balanced against external recruiting where appropriate. This balanced approach provides opportunities for continued professional growth and development, while continuing to seek specialized resources where identified. The core of the Onex Falcon team has been together since the founding of the firm and continuity and longevity of the team is significant. On average, the Managing Directors have worked at Onex Falcon for 15 years. The team’s stability is underpinned by Onex Falcon’s ownership culture, extensive recruiting practices and continued professional development. Onex Falcon is a recognized market leader in the middle market for solving complex and time-sensitive financing needs and is often the first-call in non-competitive situations and partnership opportunities.

As part of Onex Corp and Onex Credit, Onex Falcon believes it benefits from several competitive advantages, including strong brand equity and the ability to interact with the Onex Credit investment and research teams as well as the Onex Corp private equity investment teams at Onex Partners and ONCAP, the middle market private equity platform of Onex, to share experiences, deep industry expertise and networks of contacts and industry relationships. The Company has access to Onex’s library of institutional research, secondary market screens, and extensive network of management, sponsor, and advisory relationships. This library of institutional knowledge allows Onex Falcon to develop long-term understanding of business issues, build relationships with management teams, and source proprietary financing opportunities through existing investments. In addition, the Onex franchise has built a broad network of relationships over Onex’s 36 years managing private equity investments and the Onex Credit platform’s 20-year track record of managing credit investments.

•	Compelling Middle Market Opportunity Set.

The middle market, defined by EBITDA ($10-75 million), represents one of the most compelling investment segments of the U.S. economy. As tens of thousands of companies face competitive challenges and strategic change, they seek opportunities within this dynamic ecosystem; many such companies require additional financing or need to augment their capital structures in order to execute on their strategic plans. Onex Falcon believes that while there are many mainstream unitranche and senior lenders, there is a scarcity of providers focused on providing creative capital solutions to companies in the middle market.

Onex Falcon’s approach to focusing on the middle market has resulted in consistent, deep and varied deal flow across industry types, transaction types and owner types. Current market conditions are particularly favorable for financing middle market companies with creative senior debt and unitranche solutions. Such favorable conditions include: (i) regulatory and structural changes in the market having reduced the amount of capital available from traditional lending sources; (ii) a reallocation over the last several years of billions of dollars from public fixed income to private credit; (iii) a growing demand from investors for direct lending strategies that offer potential yield enhancement; (iv) fund-raising by private equity firms continuing to grow at record levels and, (v) an opportunity for differentiated business models with access to institutional capital to improve their competitive standing in their industries, especially in light of the impact of COVID-19. Onex Falcon’s direct lending and unitranche strategy is well-positioned to address this investor interest given its proven track record as a differentiated capital provider and its established presence in the middle market.

•	Opportunities and our “Edge” in Unitranche Investing.

An important opportunity set for the Company is represented by unitranche financings. “Unitranche” is an umbrella term that refers to a senior stretch loan in which the lender or lenders provide financing pursuant to one credit agreement or instrument. Unitranche loans combine features of first-lien, second-lien and subordinated debt, generally in a first lien position. Unitranche financings have increased in popularity over the last decade given that they provide issuers the ability to negotiate the entire debt financing with one lender with elimination of intercreditor issues. Onex Falcon believes that having junior-capital investing experience is a significant differentiator in evaluating risk, assessing business plans and management teams, and—when necessary—driving investment outcomes. Onex Falcon believes that this approach leads to significant value creation through the life of an investment and the ability to help drive successful outcomes both for Onex Falcon’s investment and the Company itself, leading to true capital solutions, long-term relationships with sponsors and management, and repeat business and deal flow. These attributes are key in successful junior credit investing and direct lending.

•	Differentiated Sourcing Engine.

Onex Falcon specializes in sourcing and structuring a mix of sponsored and non-sponsored high-value transactions. Onex Falcon has deep relationship networks within the U.S. middle market that have been developed and nurtured over 25 years. Onex Falcon offers these groups significant capital resources, expertise in financial structuring, in-depth knowledge of certain industry sectors, and its surety of closing the transaction.

Groups without traditional institutional pools of capital—such as entrepreneurs, management teams, industry executives, independent or fundless sponsors and family-owned businesses—provide particularly interesting investment opportunities. Of all of Onex Falcon’s investments, 55% have been with non-sponsored and independent or fundless sponsor-backed companies. In addition to this non-sponsored market segment, Onex Falcon also seeks to build relationships with a wide array of private equity firms, focusing on providing solutions to complex situations and providing catalyst capital to allow the sponsor to achieve its business goals. The combined platforms of Onex Falcon and Onex Credit have executed over 165 transactions with 94 different sponsors since 2000, showcasing the depth of their experience and reach in the middle market.6

•	Meeting Current Unfulfilled Needs of our Clients.

Historically, Onex Falcon has been a junior capital investor focused on junior credit and structured equity. Despite such focus on junior capital, Onex Falcon’s origination capabilities surface senior credit opportunities. With a sourcing engine and investment team focused on detailed credit selection, analysis and risk, and portfolio management, originating and structuring successful deals higher up the capital structure is a logical extension of current capabilities. By adding senior credit financing to its stable of junior capital financing, Onex Falcon will be able to provide capital structure solutions for the entire balance sheet (other than control equity), thereby becoming even more relevant to our sponsor, non-sponsor and intermediary relationships.

•	Delivering a Diversified High-Value Portfolio.

Onex Falcon specializes in creating customized financing solutions to both sponsor and non-sponsor owned companies with an emphasis on relationship, deep diligence and analysis, married with strong structuring skills and experience. Onex Falcon anticipates that its deal-sourcing network will continue to create significant high-value investment opportunities that will enable Onex Falcon to directly structure and negotiate senior and unitranche credit investments rather than compete in more competitive transactions.

Compared to many mainstream and more liquid investments, Onex Falcon expects its high-value direct lending and unitranche platform to:

•	Remain focused in the U.S. middle market.

•	Be originated through less competitively pursued opportunities and sources.

•	Be negotiated directly with borrower and sponsors.

•	Be generally of a single source or club provider basis.

•	Contain stronger lender protections via a first lien collateral package, maintenance covenants, negative covenant restrictions, call protection and other protections.

[6]	Reflects total transactions executed by Falcon since inception plus the total sponsor transactions executed by Onex Credit’s Middle Market Lending Fund since 2016.

•	Corporate Citizenship.

Onex Falcon has endorsed the Institutional Limited Partners Association Private Equity Principles, conveying its commitment to ensuring strong alignment of interest with limited partners, good governance and transparency in reporting and other communications. Onex Falcon supports its portfolio companies being good corporate citizens. In this regard, Onex Falcon maintains a Corporate Social Responsibility program and is a signatory to the UN Principles of Responsible Investment.

While the Company believes environmental, social, and governance (“ESG”) factors can enhance long-term value, we generally do not pursue an ESG-based investment strategy or limit investments to those that meet specific ESG criteria or standards. Any reference herein to environmental or social considerations is not intended to qualify our duty to seek to maximize risk-adjusted returns.

Investment Structure

Onex Falcon follows a disciplined investment process in which it seeks to (i) invest in industries where it has a deep understanding; (ii) proactively source opportunities; (iii) create value through win-win outcomes for all stakeholders; (iv) conduct patient and comprehensive due diligence; (v) use a team-based investment approach; (vi) maintain credit and pricing discipline; (vii) apply appropriate capital structures; (viii) actively work with management post-investment; and (ix) time exits to maximize returns.

Researching and Understanding Industries

Onex Falcon devotes considerable resources to researching and understanding the industries in which it invests. The Onex Falcon senior leadership team has dedicated industry vertical coverage, which enables the team to develop deep specialized industry knowledge and extensive relationships with issuers, sponsors, management teams, industry consultants, bulge bracket and boutique investment bankers, lawyers and other private credit professionals. As part of the Onex Corp franchise, Onex Falcon has access to over 150 credit and equity professionals with deep industry expertise, in overlapping industry verticals, and can leverage the considerable institutional resources allocated to researching and understanding the industries in which Onex invests across its platforms.1

The graphic below identifies the industries where Onex Falcon has expertise through the completion of over 100 investments. Individual Onex Falcon teams focus much of their time and attention on evaluating opportunities within these industries. This, coupled with its relevant experience and past successes, has enabled Onex Falcon to be at the forefront of attractive opportunities generated within these areas of focus.

Onex Falcon’s deal team leaders commit significant time in sourcing and evaluating investment opportunities within its industries of expertise. This domain expertise, coupled with relevant experience and past successes, makes Onex Falcon an attractive capital source for sponsors and intermediaries and has led to numerous high-value relationships and repeat business opportunities within our core industries. This library of

[1]

Policies and procedures implemented by Onex from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Onex’s areas of operation or expertise that the Company expects to draw on for purposes of pursuing attractive investment opportunities.

institutional knowledge allows Onex Falcon to develop long-term understanding of business issues, build relationships with management teams, and originate proprietary financing opportunities through existing investments.

Actively Sourcing Opportunities

Onex Falcon believes that its ability to generate differentiated and high-quality deal flow is a critical to Onex Falcon’s overall investment strategy. Onex Falcon has and seeks relationships with investment bankers, advisers, sponsors and owners who value collaboration in due diligence, balance sheet structuring and transaction execution. The objective is to forge true partnerships between Onex Falcon, the equity investor, and the portfolio company, and create an alignment of interests among the capital partners and the management team, so that all parties are committed to their roles in the successful execution of the value creation strategy.

•

Diverse Sourcing Networks: The Onex Falcon team has deep relationship networks that lead to a robust pipeline of potential investment opportunities. These extensive networks across the industry have been nurtured over the last 25+ years as the senior Onex Falcon investment professionals have been active in the private credit and private equity markets through multiple economic cycles.

Key sources of origination include full-service investment banks, regional intermediaries and specialized advisory firms. These sources frequently have unique assignments where the capital needs or operational characteristics of their client may not fit neatly into a particular market. Engaging with this type of off-the-run deal flow with the investment banks’ private equity and private placement teams can often lead to financial structures that result in high-value investment opportunities. Regional investment banks recognize the value of a proactive financial partner who conducts due diligence in a timely and thoughtful manner and negotiates from a calibrated risk/return framework that adapts to minor deal changes that inevitably occur as the transaction approaches closing.

Onex Falcon also sources opportunities from various types of sponsors including private equity sponsors, independent or fundless sponsors, management teams and entrepreneurs. Onex Falcon prioritizes working with private equity firms that value having a lender-partner as opposed to solely as a credit provider. Onex Falcon’s capabilities across the capital structure have a broad appeal to private equity sponsors in both new buyouts and acquisitions, as well as legacy portfolio companies. Onex Falcon’s capital has supported sponsors by privately negotiating complex financings, providing a catalyst for renewed organic growth or acquisitions, increasing financial flexibility, and improving exit momentum. Onex Falcon has established deep relationships within the private equity sponsor community, resulting in recurring partnerships and a diverse mix of private equity and independent or fundless sponsor transactions. Levering our junior credit relationships and track record and now tapping into the embedded direct lending needs of our network is additive for our clients and prospects and a welcomed addition to our capabilities.

•

Deep and Seasoned Origination platform: Onex Falcon has consistently invested in its origination platform with responsibilities shared across the business development and investment teams. Today, this sourcing effort is executed by Onex Falcon’s 29 investment professionals who each leverage their relationships to generate deal flow from a variety of deal sources. The efforts of these investment professionals are augmented by, and coordinated with, a four-person business development and sponsor coverage team and additional resources from the broader Onex franchise. The key value driver within the sourcing process is to identify and develop those relationships in which the investment banker, sponsor, owner and/or management team values Onex Falcon’s collaborative approach to solving complex and/or time-sensitive financing needs.

•

Mix of Non-sponsor and Sponsor business: Onex Falcon focuses much of its deal-sourcing efforts on non-sponsored companies, investment banks, and private equity firms. Onex Falcon considers non-sponsored companies to be ones that are owned by groups that do not have institutional pools of capital, groups such as independent or fundless sponsors, entrepreneurs, industry executives, management teams and family-owned companies. Such ownership groups tend to value Onex Falcon’s significant capital resources, expertise in financial structuring and its surety of closing the transaction. Since 2000, 55% of Onex Falcon’s investments, excluding investments by the Company, have been made in companies without traditional financial sponsors.

•

Broader Onex Network: Onex Falcon has access to the considerable resources and relationships of Onex Credit and Onex Corp’s private equity platforms. Onex Credit has leading credit strategies spanning liquid middle market lending, tradeable credit, structured credit, high yield and opportunistic credit. With over $18.3 billion of AUM in those adjacent strategies, significant opportunities for cross-platform leverage exist.

•

Regimented Deal and Relationship Tracking: The large universe of potential transactions that Onex Falcon reviews provides market insight, and when combined with Onex Falcon’s experience and resources, positions Onex Falcon to evaluate opportunities with a high degree of investment selectivity. Onex Falcon leverages a customer relationship management platform to track and manage its network of professional contacts, as well as the thousands of transactions reviewed throughout Onex Falcon’s history, to enhance its institutional knowledge.

Conducting Comprehensive Due Diligence

The Company will seek to rigorously underwrite investment opportunities, employing a variety of quantitative and qualitative analyses to develop a comprehensive investment thesis and establish expectations for performance and returns which will be regularly tested against company-specific, sector-specific, and macroeconomic news or events. The investment team will draw on their years of experience and will leverage relationships with legal and financial advisers, peer investment funds and financial sponsors to best position the Company to meet its investment objectives. The Company’s underwriting process is geared towards principal protection and risk/return calibration and will include an assessment of both the absolute value of a prospective investment as well as relative value across the portfolio and the broader opportunity set.

The deal team assigned to any particular investment opportunity generally comprises a Managing Director and/or Principal as the deal team leader, supported by a Vice President and an Associate. Principals serving as deal team leader are paired with a Managing Director to ensure senior-level engagement early in the life of a deal. These team members are selected with careful consideration given to relevant transactional experience in that industry, and our relationship with the key bankers, sponsors and/or owners of the portfolio company, as well as balancing the workload and professional development of the junior staff. This team is responsible for all aspects of due diligence, structuring and transaction execution as well as monitoring and managing the post-

investment initiatives at the Company. Onex Falcon’s standard due diligence procedures include meetings with the management team and sponsors, and may also include discussions with a combination of competitors, suppliers, customers and industry experts. The deal team also prepares and analyzes detailed financial models and prepares investment memoranda addressing risks and opportunities. Regular internal conversations among both the deal team, the broader Onex Falcon team, and Onex Falcon’s Investment Committee ensure collaboration and the sharing of best practices and past experiences across Onex Falcon.

Combining quantitative and qualitative information derived through due diligence with deep investing experience gained from evaluating thousands of investment opportunities, Onex Falcon’s investment professionals judge the likelihood that the Company’s management team and sponsor are capable of effectively executing the proposed strategy.

When evaluating a potential investment, the investment team will consider factors including the following:

•

Quality of Management: Onex Falcon utilizes multiple criteria in assessing the quality and suitability of a company’s management team. Ultimately, this due diligence seeks to determine the key personnel’s:

•	Integrity

•	Industry knowledge, experience and vision of market opportunity

•	Level of financial acuity and competence

•	Leadership ability and team building skill

•	Ability to execute complex business plans within a team environment

•	Crisis management ability

•	Personal commitment and long-term goals consistent with Onex Falcon’s interests

In addition, Onex Falcon contacts references provided by company management as well as references that may include competitors, industry organizations, lenders, equity investors and bankers. During the due diligence process, Onex Falcon may also conduct meetings with operations managers. Over the many hours spent with management in the due diligence process and additional time spent in objective reference checking, a clear picture of the strengths and weaknesses of the management team emerges.

•

Business Quality and Market Position: Onex Falcon’s investment process favors companies with strong market positions, demonstrable cash flow and seasoned and incentivized management teams. Such companies are better suited to grow market share, improve their competitive positions during inevitable industry downturns and offer investors a broader range of exit options. The investment team will seek to develop a detailed view of an issuer’s business trajectory and value which will typically consider factors including: (i) competitive advantages; (ii) presence of any proprietary assets; (iii) end market size and growth trajectory; (iv) economies of scale; (v) cyclicality and seasonality; (vi) competitive landscape; (vii) market share; (viii) customer concentration; and (ix) supplier concentration.

Onex Falcon tests and verifies management’s assumptions through a variety of sources including customers, competitors, industry studies, public analyst reports, government sanctioned reports and consultants. Threats to the market, such as obsolescence or substitute product/services, are also evaluated. If the Company operates in a market against a dominant competitor, the market demand for an alternative product that can compete effectively (on price, quality, etc.) is carefully analyzed.

Onex Falcon seeks to understand the market positioning, long-term viability and growth prospects of a company’s products and services. Changes in market share over time can provide insight into the strength of a brand’s product or service versus its competitors. Where appropriate, Onex Falcon seeks further insight through customer accounts, competitor accounts and third-party research. If the target company is involved with a retail product or service, customer reviews and our own diligence of the product provide incremental perspectives and input. For specialized products and services, Onex Falcon may hire outside consultants to help evaluate a company’s market positioning to augment our own research which may include “no-names” research directly with competitors to help determine both the perceived and actual strengths and weaknesses of the target company and its competitors. In many cases, this body of research triggers additional avenues of discussion with management.

Onex Falcon is also particularly focused on examining a company’s market positioning given the significant impact of the COVID-19 pandemic. The Company will seek differentiated business models that are resilient and well positioned to improve their competitive standing in their industries. In addition, Onex Falcon’s diligence process will also focus on assessing strong businesses that were impacted by the pandemic. In these instances, Onex Falcon will examine the overall financial health, market positioning, and expertise of the management team to determine whether or not the business is in a strong position for recovery. Onex Falcon has approached these investment opportunities with a heightened focus on diligence and selectivity, and an emphasis on strong sponsorship, size of company, and pandemic resilient industries (e.g., food & packaging, healthcare, technology, media and telecom, business services, education, and select consumer products).

•

Financial Analysis: The investment team will generally consider a variety of financial analyses including: (i) capital structure and liquidity analysis, (ii) operating trends including growth, margins, and volatility, (iii) operating leverage, (iv) unit economics, (v) capex requirements, (vi) return on invested capital, (vii) cash flow projections under various scenarios including recessionary environments or periods of industry-specific stress, and (viii) enterprise valuation. Emphasis will be placed on those factors which could lead to operational or return underperformance.

Onex Falcon conducts a detailed review of a company’s consolidated historical financial performance, including its audited historical financial statements and the accompanying footnotes and management letters. Such information is reviewed for the past three to five years and over longer time periods if such information is available and pertinent. Consolidated financial information is also reviewed for time periods in which the Company may have undergone significant changes (e.g., recessionary periods, inflationary periods, periods of acquisition integration, changes in industry dynamics, etc.). If the Company completed acquisitions or major expansions, results of these acquisitions, integrations and expansions are also evaluated.

Onex Falcon evaluates how each business segment (subsidiary/division/product line) contributed to the financial and operational results. Revenues, profitability, margins, capital expenditures, working capital requirements and other items are analyzed. Results or conclusions are shared with senior management and where appropriate, operational and product line/division managers to test and affirm the findings. As part of this detailed review of historical financial performance, Onex Falcon examines the Company’s performance through various economic cycles, and generally hires a service provider to perform a quality of earnings report.

Companies exhibiting increased risk due to the complexity of historic or projected financial statements are subject to a more detailed accounting review. In these complex cases, Onex Falcon often bolsters its own due diligence by using outside consultants such as mergers and acquisitions or forensic accountants, industry consultants, pension consultants, law firms and environmental consultants. Examples of these projects are an evaluation of the IT system supporting the accounting function or the use of forensic accountants to do a detailed inventory analysis or a review of certain transactions with affiliates.

With all this information, Onex Falcon builds a detailed financial model, focusing on revenues by business line and/or key customers as well as expenses and margins. This model shows the key variables that drive the profitability and cash flow of the business as well as the sensitivities around these factors. The investment team conducts detailed valuation methodologies, including discounted cash flow analysis, comparable companies, and precedent transactions, under various operating scenarios to determine the underlying enterprise value of the Company and corresponding asset coverage on the investment.

•

Contracts / Liabilities: Onex Falcon’s due diligence process may include the review of material contracts with suppliers, customers and other parties. Such reviews are performed to understand the contract’s impact on the business and whether the major terms conform to typical industry practices. Important contractual features include pricing methodology, performance assurance mechanisms, delivery timetables and dispute resolutions. The impact of such contractual relationships is often fundamental to a company’s ability to operate and react in a variety of business environments.

Onex Falcon evaluates liabilities arising from business activities including potential contractual, regulatory, environmental and insurance exposures, and assesses whether the Company is adequately protected through insurance or otherwise to prudently operate its business. Onex Falcon may hire outside consultants to review the Company’s insurance policies and the sufficiency of the protection these policies provide. Evaluating a company’s liabilities is crucial in building financial and pricing models that take into account potential downside scenarios.

•

Enterprise Value / Asset Value: Onex Falcon’s due diligence and financial modelling process also seeks to understand the true enterprise value and asset value of the business, with particular emphasis on those factors which could lead to operational or return underperformance. In some instances, Onex Falcon will also assess a company’s asset value and the ability of physical infrastructure and information systems to handle anticipated growth.

Using a Team-Based Investment Approach.

Onex Falcon believes that its entire team of investment professionals can make valuable contributions in its consideration of potential opportunities. Accordingly, each investment professional participates in the review process, is solicited for input and has the opportunity to share a point of view. During the diligence and negotiation processes, typically two comprehensive memoranda are written by the investment team and circulated to all Onex Falcon investment professionals. The first memorandum is distributed prior to extensive due diligence and the second is distributed prior to a binding proposal being submitted. In the first instance the originating team articulates, among other things, how Onex Falcon can add value or has a unique perspective, the investment thesis, the areas of risk and the planned due diligence. The second memorandum lays out the results of due diligence and a revised view of risks and opportunities. The entire Onex Falcon investment team meets every Monday morning to review developments at each portfolio company as well as to discuss potential investment opportunities. The deal team regularly presents its due diligence findings and other transaction updates to Onex Falcon’s Investment Committee, which in turn provides the deal team with an independent view of the transaction and challenges the team on key assumptions and critical findings.

Investment professionals at all levels are encouraged to actively participate in the debate. Onex Falcon believes this process provides an ideal setting to reinforce Onex Falcon’s values and investing approach and allows Onex Falcon’s culture to permeate the organization. Onex Falcon believes its team-based approach has also resulted in greater retention of talent and overall team stability. Final decision-making authority on new investment initiatives are approved by the Investment Committee based upon a unanimous vote.

Documentation and Closing

Onex Falcon’s diligence process is designed to understand the true value of a business, and to price, structure and document its investments in a disciplined manner such that risk and return are rationally calibrated, all within a framework focused on downside protection. Documentation is an integral part of Onex Falcon’s decision-making process, as such terms and conditions specifically affect the risk/return characteristics of the investment. The investment team negotiates for relevant protections to ensure that Onex Falcon’s interests are protected. Outside counsel is used for advice and expertise in documentation, but never as a replacement for

Onex Falcon’s direct involvement. Onex Falcon’s approach utilizes debt instruments with a variety of tailored terms and conditions including various combinations of coupons, length of call protection, non-call provisions, and other pricing mechanisms. Working with counsel we will structure the financing with an appropriate mix and attention to (i) financial maintenance covenants; (ii) restrictions on incremental debt; (iii) restrictions on ability to grant additional liens; (iv) limitations on making distributions or moving assets; and (v) limitations on making investments (including into unrestricted subsidiaries; etc.).

Thoughtfully Monitoring and Exiting Investments

The investment team will monitor the performance of investments to identify any material deviation from the investment team’s assumptions, projections or conclusions from the original underwriting. The investment team will monitor and evaluate ongoing data points including quarterly financial and operating reports from the business and relevant industry reporting to drive value-preservation and value-creation opportunities. The investment team remains in regular dialogue with its network of industry executives, investment bankers, legal and financial advisers, and industry experts and consultants to remain informed about any company or industry news and understand market dynamics or developments.

The following table details a number of key elements to Onex Falcon’s approach of actively monitoring its portfolio companies.

Onex Falcon generally requires portfolio companies to provide monthly and quarterly unaudited financial information, annual audited financial information, a detailed annual financial budget and any other information that Onex Falcon requests. Onex Falcon also reviews operational information (such as volume, units, subscribers, etc.) in order to better understand the financial results. Most importantly, Onex Falcon maintains ongoing contact with management and the sponsor through frequent telephone calls, email updates and meetings.

Investment professionals are expected to maintain “ownership” of an investment from the underwriting process through investment exit and provide the Investment Committee with verbal and investment update memoranda when warranted by relevant news or company actions. When reviewing portfolio holdings, the investment team will re-underwrite the investment considering the same factors as upon original investment as well as any new developments, comparing actual performance to Onex Falcon’s initial thesis for the investment.

Frequent updates are provided to Onex Falcon’s Investment Committee to allow for senior oversight and feedback. The team may be augmented with additional staff members as certain projects arise at the portfolio company. In the event a portfolio company experiences difficulties, Onex Falcon understands that defending its position may require the infusion of additional capital at attractive risk-adjusted returns during periods of rapid growth or during business downturns. Under the right circumstances, Onex Falcon remains prepared to provide support to the Company and expects the same from the transaction sponsor; this approach enables it to invest as a true financial partner, actively supporting the Company and its management team as they pursue the successful execution of a value-creation strategy.

Onex Falcon’s experience as a junior capital provider gives it a unique perspective compared to traditional unitranche and senior lenders which we believe to be a significant differentiator in evaluating risk, assessing business plans and management teams, and—when necessary—driving investment outcomes. Onex Falcon senior professionals have: (i) assisted companies in refinancing other investors and securing additional financings for acquisitions and capital expenditures; (ii) provided analytical resources and assisted in conducting due diligence on potential acquisitions; (iii) assisted in the recruitment of members of senior management; and (iv) formulated, negotiated and consummated exit strategies. In addition, through its junior-capital investing role and experience sitting on portfolio company boards of directors, Onex Falcon has deep experience assessing and managing a portfolio company and its governance structure, as well as evaluating and recruiting senior management team members. This approach leads to significant value creation through the life of an investment and the ability to help drive successful outcomes for Onex Falcon’s investment and the business, leading to true capital solutions, long-term relationships with sponsors and management, and repeat business and deal flow.

Leveraging Onex Resources

In addition to its own dedicated finance, operations and legal teams, Onex Falcon has access to Onex Corp’s corporate infrastructure, including finance, accounting, tax, regulatory, legal, investor relations and information technology support.

Managerial Assistance

As a BDC, we offer, and must make available upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Our Adviser will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by our Adviser in accordance with our Advisory Agreement.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the 1940 Act. As a BDC, we are generally prohibited from acquiring assets other than Qualifying Assets (as defined herein), unless, after giving effect to any acquisition, at least 70.0% of our total assets are Qualifying Assets. Qualifying Assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the 1940 Act, “eligible portfolio companies” include (1) private U.S. operating companies, (2) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange and the Nasdaq Stock Market), and (3) public U.S. operating companies having a market capitalization of less than $250.0 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies.

We also expect to be treated as a RIC under Subchapter M of Internal Revenue Code of 1986 (the “Code”), and we expect to qualify as a RIC annually thereafter. A BDC that has elected to be a RIC generally does not incur any U.S. federal income tax so long as the BDC continuously maintains its BDC election in accordance with the 1940 Act, at least 90.0% of the BDC’s gross income each taxable year consists of certain types of qualifying investment income, the BDC satisfies certain asset composition requirements at the close of each quarter of its taxable year, and if the BDC distributes all of its taxable income (including net realized capital gains, if any) to its shareholders on a current basis. The rules applicable to our qualification as a RIC for tax purposes are complex and involve significant practical and technical issues. If we do not qualify as a RIC for U.S. federal income tax purposes or are unable to maintain our qualification for any reason, then we would become subject to regular corporate income tax, which would have a material adverse effect on the amount of after-tax income available for distribution to our shareholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

We intend to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay an applicable U.S. federal excise tax.

We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. The Adviser and Administrator may be reimbursed for certain expenses they incur on our behalf. In addition, pursuant to the Administration Agreement, we pay the Administrator our allocable portion of overhead and other expenses it incurs in performing its obligations.

Term

The Company is non-exchange traded, meaning its Common Shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by the Company quarterly on a continuous basis at a price generally equal to the Company’s quarterly NAV per share; however, the Company may sell Common Shares intra-quarter. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. The Company will not list its Common Shares on a national securities exchange unless the holders of a majority of the outstanding Common Shares vote to approve such listing.

Private Offering

Our initial private offering of Common Shares is being conducted in reliance on Regulation D under the Securities Act. Investors in our initial private offering are required to be “accredited investors” as defined in Regulation D of the Securities Act. We will also offer Common Shares offshore in reliance on Regulation S of the Securities Act. Common Shares will be offered for subscription on a continuous basis. Each investor in the Private Offering will purchase Common Shares pursuant to a subscription agreement entered into with us (a “Subscription Agreement”).

Subscriptions to purchase Common Shares may be made on an ongoing basis, but after the commencement of operations, investors may only purchase Common Shares pursuant to accepted subscription orders effective as of the first day of each quarter (based on the NAV per share as determined as of the previous day, being the last day of the preceding quarter), or if intra-quarter, the first day of a month (based on the NAV per share as determined as of the previous day, being the last day of the preceding month) and to be accepted, a subscription request including the full subscription amount and payment must be received in good order at least five business days prior to the first day of the quarter or month, as applicable (unless waived by the Adviser).

Notice of each share transaction will be furnished to shareholders (or their financial representatives) as soon as practicable but not later than seven business days after the Company’s NAV is determined and credited to the shareholder’s account, together with information relevant for personal and tax records. While a shareholder will not know the NAV applicable on the effective date of the share purchase, the Company’s NAV applicable to a purchase of shares will be available generally within 20 business days after the effective date of the share purchase; at that time, the number of shares based on that NAV and each shareholder’s purchase will be determined and shares are credited to the shareholder’s account as of the effective date of the share purchase.

Competition

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Advisory Agreement

The description below of the Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Advisory Agreement attached as an exhibit to this Annual Report.

Subject to the overall supervision of our Board of Trustees and in accordance with the 1940 Act, the Adviser will manage our day-to-day operations and provide investment advisory services to us. Under the terms of the Advisory Agreement, our Adviser:

•

determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;

•

identifies investment opportunities and makes investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;

•	executes, closes, services and monitors the investments we make;

•	determines the securities and other assets that we will purchase, retain or sell;

•	exercises voting rights in respect of portfolio securities and other investments for us;

•	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;

•	negotiates, obtains and manages financing facilities and other forms of leverage;

•	performs due diligence on prospective investments; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Pursuant to the Advisory Agreement, we will pay the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will be borne by our shareholders.

Base Management Fee

The base management fee is calculated at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears (the “Management Fee”). For purposes of calculating the Management Fee, “total assets” is determined without deduction for any borrowings or liabilities. The Management Fee is calculated based on the value of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Management Fees for any partial quarter are prorated based on the number of days in the quarter. All or any part of the Management Fee not taken as to any quarter will be deferred without interest and may be taken in any such future quarter. Substantial additional fees and expenses may also be charged by the Administrator to the Company.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

•	Incentive Fee Based on Income:

The Adviser is entitled to receive the incentive fee based on income from us if our Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” of 1.75%. For this purpose, the hurdle is computed by reference to our NAV and does not take into account changes in the market price of our Common Shares, if any.

Beginning the calendar quarter commenced on October 1, 2021 (the “Income Incentive Fee Commencement Date”), the incentive fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to its aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the Income Incentive Fee Commencement Date). We refer to such period as the “Trailing Twelve Quarters.”

The hurdle amount for the incentive fee based on income is determined on a quarterly basis, and is equal to 1.75% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for subscriptions (which shall include all issuances by us of Common Shares, including issuances pursuant to our dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarters. The incentive fee for any partial period will be appropriately prorated.

Quarterly Incentive Fee Based on Income. For the portion of the incentive fee based on income, we pay the Adviser a quarterly incentive fee based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the Management Fee but excluding any incentive fee.

The incentive fee based on income for each quarter is determined as follows:

•	No incentive fee based on income is payable to the Adviser for any calendar quarter for which there is no Excess Income Amount.

•

100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 2.0588% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters is included in the calculation of the incentive fee based on income; and

•	15% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the incentive fee based on income.

The amount of the incentive fee based on income that will be paid to the Adviser for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees based on income that were paid and/or earned, but waived, in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The incentive fee based on income that is paid to the Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 15% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate incentive fees based on income that were paid and/or earned, but waived, in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee based on income to the Adviser for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on income that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an incentive fee based on income to the Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on income that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an incentive fee based on income to the Adviser equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

The Adviser has agreed to waive the incentive fee based on income until June 30, 2022.

The following is a graphical representation of the calculation of the Incentive Fee based on income:

Percentage of Ordinary Income comprising the Incentive Fee based on Income

(expressed as an annualized rate(1) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

Hurdle Rate                         Catch Up Rate

                     “Catch Up”

(1)	The incentive fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.

•	Quarterly Incentive Fee Based on Capital Gains:

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•

15% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”).

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Example of Calculation of the Incentive Fee based on Income

For illustrative purposes, NAV is assumed to be constant as of the beginning of all four quarters and does not give effect to gains or losses in the preceding quarters.

Quarter 1:

•	Net Asset Value at the start of Quarter 1 = $100.0 million

•	Quarter 1 Ordinary Income = $6.0 million

•	Quarter 1 Net Capital Gain = $1.0 million

•	Quarter 1 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100,000,000 of assets)

•	Quarter 1 Catch-up Amount = $2.0588 million (calculated based on an annualized 8.24% rate)

In Quarter 1, the Ordinary Income of $6.0 million exceeds the Hurdle Amount of $1.75 million and the Catch-up Amount of $2.0588 million. There are no Net Capital Losses (i.e., there is a Net Capital Gain). As a result, the Incentive Fee based on income for the quarter will be $899,980. This is calculated as follows:

1)	nil for Ordinary Income up to the hurdle rate (i.e., up to $1.75 million);

2)	100% of the amount above the Hurdle Amount up to the Catch-up Amount (100% of the difference between $2.0588 million and $1.75 million or $308,800);

3)	15% of the amount above the Catch-up Amount (15% of the difference between $6.0 million and $2.0588 million: $3,941,200 X 15% = $591,180)

Therefore, $308,800 + $591,180 = $899,980 which is the 1st quarter Incentive Fee based on income due to the adviser.

There is no Net Capital Loss and thus no net downward adjustment giving effect to the Incentive Fee Cap.

Quarter 2:

•	Net Asset Value at the start of Quarter 2 = $100.0 million

•	Quarter 2 Ordinary Income = $1.5 million

•	Quarter 2 Net Capital Gain = $1.0 million

•	Quarter 2 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100,000,000 of assets)

•	Quarter 2 Catch-up Amount = $2.0588 million (calculated based on an annualized 8.24% rate)

In Quarter 2, the Quarter 2 Ordinary Income of $1.5 million does not exceed the Quarter 2 Hurdle Amount of $1.75 million, but the aggregate Ordinary Income for the Trailing Twelve Quarters of $7.5 million (Quarter 1 Ordinary Income of $6 million + Quarter 2 Ordinary Income of $1.5 million) exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $3.5 million ($1.75 million quarterly hurdle for 2 quarters) and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $4.118 million ($2.0588 million quarterly Catch-up Amount for 2 quarters). There are no Net Capital Losses. As a result, the Incentive Fee based on income for the quarter would be $224,980. This is calculated as follows:

1)	nil for Ordinary Income up to the hurdle rate (i.e., up to $3.5 million);

2)	100% of the amount above the Hurdle Amount up to the Catch-up Amount (100% of the difference between $4.118 million and $3.5 million or $617,600);

3)	15% of the amount above the Catch-up Amount (15% of the difference between $7.5 million and $4.118 million: $3,382,400 X 15% = $507,360);

4)	Less the $899,980 paid in Quarter 1.

Therefore: $617,600 + $507,360—$899,980 = $244,980 and is the 2nd quarter Incentive Fee based on income due to the adviser.

There is no Net Capital Loss and thus no net downward adjustment giving effect to the Incentive Fee Cap.

Quarter 3:

•	Net Asset Value at the start of Quarter 3 = $100.0 million

•	Quarter 3 Ordinary Income = $2.0 million

•	Quarter 3 Net Capital Loss = ($6.0) million

•	Quarter 3 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100,000,000 of assets)

•	Quarter 3 Catch-up Amount = $2.0588 million (calculated based on an annualized 8.24% rate)

In Quarter 3, the aggregate Ordinary Income of the Trailing Twelve Quarters of $9.5 million (Quarter 1 Ordinary Income of $6 million + Quarter 2 Ordinary Income of $1.5 million + Quarter 3 Ordinary Income of $2.0 million) exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $5.25 million ($1.75 million quarterly hurdle for 3 quarters) and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $6.176 million ($2.0588 million quarterly Catch-up Amount for 3 quarters). However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply, and the calculations are as follows:

1)	nil for Ordinary Income up to the hurdle rate (i.e., up to $5.25 million);

2)	100% of the amount above the Hurdle Amount up to the Catch-up Amount (100% of the difference between $6.176 million and $5.25 million or $926,000);

3)	15% of the amount above the Catch-up Amount (15% of the difference between $9.5 million and $6.176 million: $3,324,000 X 15% = $498,600);

4)	Less the $899,980 paid in Quarter 1 and $224,980 paid in Quarter 2 (for $1,124,960)

Therefore: $926,000 + $498,600—$1,124,960 = $299,640. There is however an aggregate Net Capital Loss of ($4.0) million and the Incentive Fee Cap applies.

Incentive Fee Cap of ($299,960) is calculated as:

1)	15% of aggregate Ordinary Income ($9.5 million) minus aggregate Net Capital Loss ($4 million): 15% X $5.5 million = $825,000;

2)	Less Incentive Fees paid in prior Quarters of $1,124,960

The result is a negative number and the 3rd quarter Incentive Fee based on income due to the adviser is nil.

Quarter 4:

•	Net Asset Value at the start of Quarter 4 = $100.0 million

•	Quarter 4 Ordinary Income = $3.5 million

•	Quarter 4 Net Capital Gain = $3.0 million

•	Quarter 4 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100,000,000 of assets)

•	Quarter 4 Catch-up Amount = $2.0588 million (calculated based on an annualized 8.24% rate)

In Quarter 4, the aggregate Ordinary Income of the Trailing Twelve Quarters of $13.0 million (Quarter 1 Ordinary Income of $6 million + Quarter 2 Ordinary Income of $1.5 million + Quarter 3 Ordinary Income of $2.0 million + Quarter 4 Ordinary Income of $3.5 million) exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $7.0 million ($1.75 million quarterly hurdle for 4 quarters)and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $8.235 million ($2.0588 million quarterly Catch-up Amount for 4 quarters). There are no Net Capital Losses for the period, however there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply and the calculations are as follows:

1)	nil for Ordinary Income up to the hurdle rate (i.e., up to $7.0 million);

2)	100% of the amount above the Hurdle Amount up to the Catch-up Amount (100% of the difference between $8.235 million and $7 million or $1,235,200);

3)	15% of the amount above the Catch-up Amount (15% of the difference between $13 million and $8.235 million: $4,764,000 X 15% = $714,720);

4)	Less the $1,124,960 paid in prior quarters.

Therefore: $1,235,200 + $714,720—$1,124,960 = $824,960. There is however an aggregate Net Capital Loss of ($1.0) million and the Incentive Fee Cap applies.

The Incentive Fee Cap of $675,040 is calculated as follows:

1)	15% of aggregate Ordinary Income ($13 million) minus aggregate Net Capital Loss ($1 million): 15% X $12 million = $1,800,000;

2)	Less Incentive Fees paid in prior Quarters of $1,124,960

Therefore, because the Incentive Fee Cap is positive but less than the calculated Incentive Fee based on income of $824,960 calculated prior to applying the Incentive Fee Cap, the incentive fee is limited to the cap and an Incentive Fee based on income of $675,040 is payable to our investment adviser for Quarter 4.

Examples of Calculation of Incentive Fee based on Capital Gains

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

The Incentive Fee based on capital gains, if any, would be:

None

•

Year 2: Investment A sold for $30 million, fair value of Investment B determined to be $25 million and fair value of Investment C determined to be $27 million. Result: Realized Gain of $10 million, Unrealized Gain of $2.0 million and an Unrealized Loss of $5.0 million

Using the assumptions above, the Incentive Fee based on capital gains equals:

(A) 15% x ($10.0 million-$5.0 million = $750,000)

(B) minus $0.

Therefore, the Incentive Fee based on capital gains equals $750,000.

•

Year 3: fair value of Investment B determined to be $29 million, and Investment C sold for $30 million resulting in Realized Gains since inception of $15 million, Unrealized Gains since inception of “0” and Unrealized Losses of $1.0 million.

Using the assumptions above, the Incentive Fee based on capital gains equals:

(A) 15% x ($15.0 million-$1.0 million = $2,100,000)

(B) minus $750,000.

Therefore, the Incentive Fee based on capital gains equals $1.35 million.

•

Year 4: fair value of Investment B determined to be $40 million resulting in Realized Gains since inception of $15 million, Unrealized Gains since inception of “0” and Unrealized Losses since inception of “0”

Using the assumptions above, the Incentive Fee based on capital gains equals:

(A) 15% x ($15.0 million-$0 million = $2,250,000)

(B) minus $2.1 million.

Therefore, the Incentive Fee based on capital gains equals $150,000.

Payment of Our Expenses

The expenses of the Company’s operations borne by the Company include, by way of illustration and not limitation, the following: trustees’ fees paid to those trustees who are not interested trustees under the 1940 Act; the costs of preparing and printing its registration statements required under the Exchange Act and the 1940 Act (and amendments thereto); the expense of registering its Common Shares with the SEC and in the various states, as applicable; the cost of trustee and officer liability insurance, reports to shareholders, reports to government authorities, and proxy statements; interest charges; taxes; legal expenses; salaries of personnel specifically employed or engaged by the Company and approved by the Company’s Board of Trustees (including, but not limited to, the Company’s Chief Financial Officer and Chief Compliance Officer); association membership dues; auditing, accounting, and tax services; insurance premiums; brokerage and other costs incurred in connection with the purchase and sale of securities; fees and expenses of the custodian of the Company’s assets; shareholder servicing fees; expenses of calculating the NAV and repurchasing and redeeming shares; charges and expenses of dividend disbursing agents, registrars and stock transfer agents, fund administrators, and fund accountants; and the cost of keeping all necessary shareholder records and accounts.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. The Company will reimburse the Adviser or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the Company’s expenses will ultimately be borne by shareholders, subject to the cap on organizational and offering expenses described below

The Advisory Agreement was approved by our Board of Trustees.

Administration Agreement

Pursuant to the terms of the Administration Agreement, our Administrator is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, our Administrator performs, or oversees, or arranges for, the performance of, our required administrative services, which includes being responsible for the financial and other records that we are required to maintain and preparing reports to our shareholders and reports and other materials filed with the SEC or any other regulatory authority. In addition, our Administrator assists us in determining and publishing our NAV, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our Administrator also provides managerial assistance on our behalf to those companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement are equal to our allocable portion of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance.

The Board of Trustees will annually review the compensation we pay to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided. The Board of Trustees reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among the Company and any affiliates. The Board of Trustees then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available.

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement was approved by the Board of Trustees. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, the Adviser may terminate the Advisory Agreement or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Adviser and the Administrator will not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and Administrator will not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator will not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful.

License Agreement

We have entered into a license agreement with Onex (the “License Agreement”) that grants us a non-exclusive, royalty-free license to use the name “Onex,” “Onex Falcon,” “Onex Credit” and the Onex logo. Under the License Agreement, we have a right to use the “Onex,” “Onex Falcon” and “Onex Credit” names for so long as our Adviser or one of its affiliates remains our Adviser. Other than with respect to this limited license, we have no legal right to the “Onex,” “Onex Falcon” or “Onex Credit” names. The License Agreement will remain in effect for so long as the Advisory Agreement with our Adviser is in effect.

Human Resource Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described herein is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.

Valuation Procedures

We will determine the NAV per share of our Common Shares no less than quarterly and at the end of each month during which we accept subscriptions. The NAV per share will equal value of assets less liabilities, including accrued fees and expenses, as of any date of determination.

The audit committee of the Board of Trustees (the “Audit Committee”) is responsible for assisting the Board of Trustees in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board of Trustees, with the assistance of the Adviser and its senior investment team and independent valuation agent, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Trustees.

The Board of Trustees determines fair value of the Company’s investments on at least a quarterly basis or at such other times when it feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Financial Accounting Standards Board Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures (“ASC 820”) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below.

•	Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•

Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

•

Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

Under ASC 820, fair value measurement assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, excluding transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

With respect to investments for which market quotations are not readily available, the Board of Trustees undertakes a multi-step valuation process, as described below:

•	The valuation process begins with each portfolio company or investment being initially valued by the Adviser’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team and approved by the Company’s portfolio managers;

•

At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. It is expected that at least 25% of the Company’s portfolio will be reviewed by an independent valuation firm quarterly;

•	The Audit Committee then reviews these preliminary valuations and makes fair value recommendations to the Board of Trustees; and

•

The Board of Trustees then discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms, and the Audit Committee.

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board of Trustees.

As part of the valuation process, we will use the “market approach” in most situations utilizing comparable company transactions or performance multiple inputs, as the primary technique to estimate the fair value of its investments in private companies. In certain circumstances, however, other valuation methodologies may be more appropriate, which include discounting cash flows, considering bona fide acquisition offers for the investment, valuing net assets, and industry-specific benchmarking. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board of Trustees or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.

Regulation

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the Company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible

Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(i) does not have any class of securities that is traded on a national securities exchange;

(ii) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii) is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or

(iv) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any Eligible Portfolio Company controlled by the Company.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets would be Qualifying Assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities. The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On September 16, 2021, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio including entry (directly or indirectly) into one or more credit facilities, including asset-based loan facilities, and/or enter into other financing arrangements to facilitate investments, the timely payment of expenses and other purposes. The Company cannot assure investors that it will be able to enter into a credit facility. Investors will indirectly bear the costs associated with the establishment of a credit facility and with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require the Company to pledge assets and may ask the Company to comply with positive or negative covenants that could have an effect on Company operations. The Company may pledge and may grant a security interest in all of its assets under the terms of any debt instruments that it enters into with lenders. In addition, from time to time, the Company’s losses on investments may result in the liquidation of other investments held by the Company.

On October 4, 2021, Onex Falcon Direct Lending BDC SPV, LLC, a direct wholly-owned subsidiary of the Company, as borrower, and the Company, solely in its capacities as equity holder and collateral manager, entered into a Loan and Servicing Agreement with Société Générale, as agent and lender and U.S. Bank National Association as collateral agent and collateral custodian. In connection with the Loan and Servicing Agreement, the Company, as seller and Onex Falcon Direct Lending BDC SPV, as purchaser also entered into a Sale and Contribution Agreement, dated as of October 4, 2021.

The Loan and Servicing Agreement created a revolving loan and term loan facility in the maximum principal amount of $100 million to advance funds to Borrower to enable Borrower to purchase loans and related assets from the Fund, as seller, pursuant to the Sale and Contribution Agreement, or from other non-affiliated third-parties pursuant to open market purchases. The obligation of the lender to make revolving loans to Onex Falcon Direct Lending BDC SPV under the Loan and Servicing Agreement terminate on October 4, 2024, and all amounts borrowed under the Loan and Servicing Agreement must be repaid by October 2, 2026. On December 27, 2021, the Borrower entered into Amendment No. 1 to the Loan and Servicing Agreement with Société Générale to increase the borrowing capacity thereunder by $100 million to a total of $200 million.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are permitted and made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C.

Affiliated Transactions. As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission (“SEC”). However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On March 3, 2022, the SEC issued a notice for application of an exemptive order. Barring a hearing, we expect that we will receive an order from the SEC shortly following the end of the notice period, March 28, 2022, granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Reporting Obligations. The Company will furnish to shareholders as soon as practicable after the end of each taxable year and each calendar year such information as is necessary for them to complete U.S. federal and state income tax or information returns, along with any other tax information required by law. The Company will send to shareholders three quarterly financial reports and investor statement, an annual report and a quarterly statement providing material information regarding the shareholder’s participation in the distribution reinvestment plan and an annual statement providing tax information with respect to income earned on shares under the distribution reinvestment plan for the calendar year.

Depending on legal requirements, the Company may provide this information to shareholders via U.S. mail or other courier, electronic delivery, or some combination of the foregoing. Information about the Company will also be available on the SEC’s website at www.sec.gov.

Emerging Growth Company. We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•

have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, which may increase the risk that material weaknesses or other deficiencies in the Company’s internal control over financial reporting go undetected;

•

submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

•

disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the initial offering, (ii) in which we have total annual gross revenue of at least $1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period.

We do not believe that being an emerging growth company will have a significant impact on our business or our public or private offering of shares. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act. We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

ERISA. The Company intends to conduct affairs so that its assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, until such time as the Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, the Company intends to limit investment in Common Shares by “benefit plan investors” to less than 25% of the total value of the Common Shares, within the meaning of the Plan Asset Regulations.

In addition, each prospective investor that is, or is acting on behalf of any (i) “employee benefit plan” (within the meaning of Section 3(3) of ERISA) whether or not subject to Title I of ERISA, (ii) “plan” described in Section 4975(e)(1) of the Code that is subject to Section 4975 of the Code (including, for example, an individual retirement account and a “Keogh” plan), (iii) plan, account or other arrangement that is subject to the provisions of any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code (collectively, “Similar Laws”), or (iv) entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii), pursuant to ERISA or otherwise (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to as a “Plan”), must independently determine that the Common Shares are an appropriate investment for the Plan, taking into account its obligations under ERISA, the Code and applicable Similar Laws, and the facts and circumstances of each investing Plan.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive all or a portion of their dividends in cash as provided below. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional Common Shares will be credited to each participating shareholder’s account to three decimal places.

A participating shareholder will receive an amount of Common Shares equal to the amount of the distribution on that participant’s Common Shares divided by the NAV per Common Share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution was declared, provided that in the event a distribution is declared on the last day of a fiscal quarter, the NAV shall be deemed to be the NAV per Common Share as of such day.

We intend to use newly issued Common Shares to implement the plan.

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Common Shares. Shareholders can elect to “opt out” of the Company’s dividend reinvestment plan in their Subscription Agreements. A shareholder may elect to receive its entire dividend or a portion of its dividend in cash at any time by notifying the Company’s transfer agent in writing. If, however, a shareholder requests to change its election within 10 business days prior to a distribution, the request will be effective only with respect to distributions after the 10 business day period.

There are no brokerage charges or other charges to shareholders who participate in the plan.

The plan may be terminated by the Company at any time upon notice in writing mailed to each shareholder of record.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the investment team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. Prior to exercising its voting authority, the Adviser, in consultation with the Adviser’s Investment Committee, the Adviser’s Chief Compliance Officer and outside counsel, as appropriate, reviews the relevant facts and determines whether or not a material conflict of interest may arise due to business, personal or family relationships of the Adviser or the Investment Committee having an interest in the outcome of the vote. If a material conflict exists, the Adviser takes steps to ensure that its voting decision is based on the best interests of the Company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Tara Dempsey, tdempsey@onexcredit.com.

Privacy Policy

The Adviser is subject to privacy and data protection laws in the jurisdictions in which the Adviser operates, including Regulation S-P, 17 C.F.R. 248.1–248.30 (“Regulation S-P”). Pursuant to Regulation S-P, institutions that provide certain financial products or services to individuals to be used for personal, family, or household purposes are required to provide written notice to their customers regarding disclosure of nonpublic personal information. The Adviser restricts access to nonpublic personal information about shareholders to those employees of the Adviser who need to know such information to provide services to the Company. The Adviser maintains physical, electronic, and procedural safeguards to guard nonpublic personal information of the Company’s shareholders. The Adviser may collect, and may disclose to our affiliates and service providers (e.g., attorneys, accountants, entities that assist the Adviser with the administration of fund accounts and financial information) on a “need to know” basis, certain nonpublic personal information about the Company’s shareholders. The Adviser will retain such personal information for the time required by the varied legal requirements to which it is subject and consistent with its legitimate interests for its business operations and in connection with its relationships with shareholders to improve services and for security. If the security of personal information is compromised, the affected individuals will receive notice of the data security incident where required by and consistent with applicable law.

Repurchase Program

The Company does not intend to list the Common Shares on a securities exchange and does not expect there to be a public market for the Common Shares. As a result, the ability to sell Common Shares will be limited.

Beginning no later than the first full calendar quarter following the one year anniversary following the commencement of operations, and at the discretion of the Board of Trustees, the Company intends to commence a share repurchase program in which it intends to repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board of Trustees may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in the Company’s best interest and the best interest of shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, the Company expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter (the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date. For example, if you purchase shares as of July 1, 2022, and you tender those shares on June 30, 2023, such shares will be subject to the Early Repurchase Deduction. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase plan, as applicable.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address U.S. federal estate or gift taxes, the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisers with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Company intends to elect to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

Distributions

Distributions to shareholders by the Company of ordinary income (including “market discount” realized by the Company on the sale of debt securities), and of net short-term capital gains, if any, realized by the Company will generally be taxable to shareholders as ordinary income to the extent such distributions are paid out of the Company’s current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the shareholder has owned our shares. A distribution of an amount in excess of the Company’s current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a shareholder as a return of capital which will be applied against and reduce the shareholder’s basis in his or her shares. To the extent that the amount of any such distribution exceeds the shareholder’s basis in his or her shares, the excess will be treated by the shareholder as gain from a sale or exchange of the shares. Distributions paid by the Company generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate shareholders.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the distribution reinvestment plan. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. The additional shares received by a shareholder pursuant to the distribution reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account.

The Company may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may designate the retained amount as undistributed capital gains in a notice to its shareholders, who will be treated as if each received a distribution of his pro rata share of such gain, with the result that each shareholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Company on the gain and (iii) increase the tax basis for its shares by an amount equal to the deemed distribution less the tax credit.

The Internal Revenue Service currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, if the Company issues preferred shares, the Company intends to allocate capital gain dividends, if any, between its common shares and preferred shares in proportion to the total dividends paid to each class with respect to such tax year. Shareholders will be notified annually as to the U.S. federal tax status of distributions, and shareholders receiving distributions in the form of additional shares will receive a report as to the NAV of those shares.

Sale or Exchange of Shares

Upon the sale or other disposition of our shares (except pursuant to a repurchase by the Company, as described below), a shareholder will generally realize a capital gain or loss in an amount equal to the difference between the amount realized and the shareholder’s adjusted tax basis in the shares sold. Such gain or loss will be long- term or short-term, depending upon the shareholder’s holding period for the shares. Generally, a shareholder’s gain or loss will be a long-term gain or loss if the shares have been held for more than one year. For non-corporate taxpayers, long-term capital gains are currently eligible for reduced rates of taxation.

No loss will be allowed on the sale or other disposition of shares if the owner acquires (including pursuant to the distribution reinvestment plan) or enters into a contract or option to acquire securities that are substantially identical to such shares within 30 days before or after the disposition. In such a case, the basis of the securities acquired will be adjusted to reflect the disallowed loss. Losses realized by a shareholder on the sale or exchange of shares held for six months or less are treated as long-term capital losses to the extent of any distribution of long-term capital gain received (or amounts designated as undistributed capital gains) with respect to such shares.

From time to time, the Company may offer to repurchase its outstanding shares. Shareholders who tender all shares of the Company held, or considered to be held, by them will be treated as having sold their shares and generally will realize a capital gain or loss. If a shareholder tenders fewer than all of its shares or fewer than all shares tendered are repurchased, such shareholder may be treated as having received a taxable dividend upon the tender of its shares. In such a case, there is a risk that non-tendering shareholders, and shareholders who tender some but not all of their shares or fewer than all of whose shares are repurchased, in each case whose percentage interests in the Company increase as a result of such tender, will be treated as having received a taxable distribution from the Company. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming shares of the Company.

Under U.S. Treasury regulations, if a shareholder recognizes a loss with respect to shares of $2 million or more for an individual shareholder or $10 million or more for a corporate shareholder, the shareholder must file with the Internal Revenue Service a disclosure statement on Internal Revenue Service Form 8886. Direct shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Shareholders should consult their tax advisers to determine the applicability of these regulations in light of their individual circumstances.

Nature of the Company’s Investments

Certain of the Company’s hedging and derivatives transactions are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause the Company to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the intended characterization of certain complex financial transactions and (vii) produce income that will not be treated as qualifying income for purposes of the 90% gross income test described above.

These rules could therefore affect the character, amount and timing of distributions to shareholders and the Company’s status as a RIC. The Company will monitor its transactions and may make certain tax elections in order to mitigate the effect of these provisions.

Below Investment Grade Instruments

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Original Issue Discount

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Market Discount

In general, the Company will be treated as having acquired a security with market discount if its stated redemption price at maturity (or, in the case of a security issued with original issue discount, its revised issue price) exceeds the Company’s initial tax basis in the security by more than a statutory de minimis amount. The Company will be required to treat any principal payments on, or any gain derived from the disposition of, any securities acquired with market discount as ordinary income to the extent of the accrued market discount, unless the Company makes an election to accrue market discount on a current basis. If this election is not made, all or a portion of any deduction for interest expense incurred to purchase or carry a market discount security may be deferred until the Company sells or otherwise disposes of such security.

Currency Fluctuations

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income or receivables or expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such income or receivables or pays such liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency, foreign currency forward contracts, certain foreign currency options or futures contracts and the disposition of debt securities denominated in foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Foreign Taxes

The Company’s investment in non-U.S. securities may be subject to non-U.S. withholding taxes. In that case, the Company’s yield on those securities would be decreased. Shareholders will generally not be entitled to claim a credit or deduction with respect to foreign taxes paid by the Company.

Preferred Shares or Borrowings

If the Company utilizes leverage through the issuance of preferred shares or borrowings, it may be restricted by certain covenants with respect to the declaration of, and payment of, dividends on shares in certain circumstances. Limits on the Company’s payments of dividends on shares may prevent the Company from meeting the distribution requirements described above, and may, therefore, jeopardize the Company’s qualification for taxation as a RIC and possibly subject the Company to the 4% excise tax. The Company will endeavor to avoid restrictions on its ability to make dividend payments.

Backup Withholding

The Company may be required to withhold from all distributions and redemption proceeds payable to U.S. shareholders who fail to provide the Company with their correct taxpayer identification numbers or to make required certifications, or who have been notified by the Internal Revenue Service that they are subject to backup withholding. Certain shareholders specified in the Code generally are exempt from such backup withholding. This backup withholding is not an additional tax. Any amounts withheld may be refunded or credited against the shareholder’s U.S. federal income tax liability, provided the required information is timely furnished to the Internal Revenue Service.

Foreign Shareholders

U.S. taxation of a shareholder who is a nonresident alien individual, a foreign trust or estate or a foreign corporation, as defined for U.S. federal income tax purposes (a “foreign shareholder”), depends on whether the income from the Company is “effectively connected” with a U.S. trade or business carried on by the shareholder.

If the income from the Company is not “effectively connected” with a U.S. trade or business carried on by the foreign shareholder, distributions of investment company taxable income will be subject to a U.S. tax of 30% (or lower treaty rate), which tax is generally withheld from such distributions. However, dividends paid by the Company that are “interest-related dividends” or “short-term capital gain dividends” will generally be exempt from such withholding, in each case to the extent the Company properly reports such dividends to shareholders. For these purposes, interest-related dividends and short-term capital gain dividends generally represent distributions of U.S. source interest (but not non-U.S. source interest) or short-term capital gains that would not have been subject to U.S. federal withholding tax at the source if received directly by a foreign shareholder, and that satisfy certain other requirements. Certain special rules apply if the Company qualifies as a U.S. real property holding corporation. We do not expect these special rules to apply but there cannot be any assurance thereof. A foreign shareholder whose income from the Company is not “effectively connected” with a U.S. trade or business would generally be exempt from U.S. federal income tax on capital gain dividends, any amounts retained by the Company that are designated as undistributed capital gains and any gains realized upon the sale or exchange of shares. However, a foreign shareholder who is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements will nevertheless be subject to a U.S. tax of 30% on such capital gain dividends, undistributed capital gains and sale or exchange gains.

If the income from the Company is “effectively connected” with a U.S. trade or business carried on by a foreign shareholder, then distributions of investment company taxable income, any capital gain dividends, any amounts retained by the Company that are designated as undistributed capital gains and any gains realized upon the sale or exchange of shares will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents or domestic corporations. Foreign corporate shareholders may also be subject to the branch profits tax imposed by the Code. The Company may be required to withhold from distributions that are otherwise exempt from U.S. federal withholding tax (or taxable at a reduced treaty rate) unless the foreign shareholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption. The tax consequences to a foreign shareholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Foreign shareholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in the Company.

Additional Withholding Requirements

Under Sections 1471 through 1474 of the Code (such Sections commonly referred to as “FATCA”), a 30% United States federal withholding tax may apply to any dividends that the Company pays to (i) a “foreign financial institution” (as specifically defined in the Code), whether such foreign financial institution is the beneficial owner or an intermediary, unless such foreign financial institution agrees to verify, report and disclose its United States “account” holders (as specifically defined in the Code) and meets certain other specified requirements or (ii) a non-financial foreign entity, whether such nonfinancial foreign entity is the beneficial owner or an intermediary, unless such entity provides a certification that the beneficial owner of the payment does not have any substantial United States owners or provides the name, address and taxpayer identification number of each such substantial United States owner and certain other specified requirements are met. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. In addition, foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. You should consult your own tax adviser regarding FATCA and whether it may be relevant to your ownership and disposition of our shares.

Other Taxation

Shareholders may be subject to state, local and foreign taxes on their distributions from the Company. Shareholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in the Company.

RISK FACTORS

Item 1A.

You should carefully consider the risk factors described below, together with all of the other information included in this Annual Report, including our financial statement and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Adviser has not previously offered a non-traded BDC. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Common Shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report.

Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice provisions for Trustee nominations or for shareholder proposals and to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Price declines in the medium-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the 2008 financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process. If the Adviser were to lose any members of the senior management team, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of the Adviser and its senior management team. Changes in the Adviser’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Advisory Agreement was approved pursuant to Section 15 of the 1940 Act. In addition, the Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Advisory Agreement may be terminated at any time, without penalty, by us or by the Adviser upon 60 days’ written notice. If the Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Advisory Agreement is terminated, it may be difficult for us to replace the Adviser.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board of Trustees. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments will not be publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.

As part of our valuation process, we will take into account relevant factors in determining the fair value of the Company’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our Common Shares may not receive distributions or that our distributions may decrease over time.

We may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment Advisory fees that are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment Advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of Advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive Advisory fees or otherwise reimburse expenses in future periods.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from this offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

We intend to generally fund distributions from operating cash flow in the ordinary course. However, shareholders should understand that we may make distributions from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator and that such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. To the extent that we borrow to fund distributions, the payment of interest on such borrowings will decrease the Company’s NAV, which would also cause the price per share to decrease. Shareholders should also understand that our future repayments to the Adviser or any lender will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

Our Board of Trustees may not adopt a share repurchase program, and if such a program is adopted, may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board of Trustees amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the Repurchase Date. Although a shareholder will have the ability to withdraw a repurchase request prior to the Repurchase Date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our Common Shares will be on the Repurchase Date.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material changes to our strategies and plans as set forth in this Annual Report and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of your investment.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the initial offering, (ii) in which we have total annual gross revenue of at least $1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may expend significant financial and other resources to comply with the requirements of being a public reporting entity.

We will be subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic and political conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or secondary transactions.

General economic conditions could adversely affect the performance of our investments.

The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. In particular, the outbreak of COVID-19 in many countries, which remains a rapidly evolving situation, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares.

The U.S. presidential election occurred on November 3, 2020 and resulted in the election of President Joseph R. Biden, Jr. Commencing January 2021, the Democratic Party took control of the executive and legislative branches of government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting markets remain highly uncertain. Uncertainty surrounding future changes may adversely affect the Company’s operating environment and therefore its investment performance.

Investments in Canadian companies may subject the Company to regulatory, political, currency, security and economic risk specific to Canada. Among other things, the Canadian economy is heavily dependent on relationships with certain key trading partners, including the U.S. and China. Developments in the United States, the United States-Mexico-Canada Agreement and the imposition of additional tariffs by the United States may have implications for the trade arrangements between the United States and Canada. The Canadian economy is sensitive to fluctuations in certain commodity markets.

The success of our investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which we may invest. These factors will affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Company’s performance.

Also, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. These fluctuations can make the return on an investment go up or down, entirely apart from the quality or performance of the investment itself.

Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Commencing in 2021, Russian President Vladimir Putin ordered the Russian military to begin massing thousands of military personnel and equipment near its border with Ukraine and in Crimea, representing the largest mobilization since the illegal annexation of Crimea in 2014. President Putin has initiated troop movements into the eastern portion of Ukraine and continued to threaten an all-out invasion of Ukraine. On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s actions. On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, our Board of Trustees. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Terrorist attacks, acts of war or natural disasters may adversely affect our operations.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Force Majeure events may adversely affect our operations.

The Company may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Company. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and is expected to have a materially adverse impact on our financial condition and results of operations.

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted, and continue to react, by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. Supply chain disruptions could significantly impact the businesses of our portfolio companies and lead to increased costs, inventory shortages, shipping delays and an inability to meet customer demands. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19, the efficacy of existing vaccines against new variants and acceptance of vaccines and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

Certain countries have been susceptible to epidemics/pandemics, most recently COVID-19, which has been designated as a pandemic by world health authorities. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and thereby is expected to adversely affect the performance of the Company’s investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The Adviser and its affiliates’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although the Adviser has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. The Adviser does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser, its affiliates, the Company and/or the shareholders, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Adviser, its affiliates’ and/or the Company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of the Adviser. The Adviser and/or the Company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Company’s investments.

On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement, or the TCA, became effective. The TCA provides the United Kingdom and EU members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than existed prior to Brexit. The long-term effects of Brexit are expected to depend on, among other things, any agreements the UK has made, or makes to retain access to EU markets. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in this offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income. The Company’s inability to raise capital may result from broker-dealers determining not to recommend the Company to their customers because doing so may not be in the customers’ best interest.

Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim or, if such provisions are deemed inapplicable or unenforceable by a court, may cause the Company to incur additional costs associated with such action.

Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any trustee, officer or other agent of the Company to the Company or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of Title 12 of the Delaware Code, Delaware statutory or common law, our Declaration of Trust, or (iv) any action asserting a claim governed by the internal affairs doctrine (for the avoidance of doubt, including any claims brought to interpret, apply or enforce the federal securities laws of the United States, including, without limitation, the 1940 Act or the securities or antifraud laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder) shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. In addition, our Declaration of Trust provides that no shareholder may maintain a derivative action on behalf of the Company unless holders of at least ten percent (10%) of the outstanding shares join in the bringing of such action. These provisions of our Declaration of Trust may make it more difficult for shareholders to bring a derivative action than a company without such provisions.

Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. These provisions may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with the Company or the Company’s trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

Inflation may adversely affect our business and operations and those of our portfolio companies.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies profit margins.

Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.

Recent supply chain disruptions, including the global microchip shortage, may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

Risks Related to Our Investments

Our investments may be risky, and we could lose all or part of our investment.

Our investments in first-lien senior secured loans, and unsecured loans and other credit investments of “middle market companies,” may be risky and there is no limit on the amount of any such investments in which we may invest.

Loans Risk. The loans that the Company may invest in include loans that are unitranche, first lien, second lien, third lien or that are unsecured. In addition, the loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in this prospectus, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

Although certain loans in which the Company may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those loans that are under-collateralized involve a greater risk of loss.

Further, there is a risk that any collateral pledged by portfolio companies in which the Company has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Company’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Company’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the debt’s terms, or at all, or that the Company will be able to collect on the debt should it be forced to enforce remedies.

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, the Company may not be able to readily dispose of its loans at prices that approximate those at which the Company could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Company may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, the Company’s yield may be lower.

Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including the Company. Such court action could under certain circumstances include invalidation of loans.

If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of loans for investment by the Company may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If the Company attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the loan may be adversely affected.

The Company may acquire loans through assignments or participations. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Company may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances.

In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, the Company may not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that the Company would otherwise conduct if it were investing directly in the loan, which may result in the Company being exposed to greater credit or fraud risk with respect to the borrower or the loan than the Company expected when initially purchasing the participation.

The Company also may originate loans or acquire loans by participating in the initial issuance of the loan as part of a syndicate of banks and financial institutions, or receive its interest in a loan directly from the borrower.

The Adviser regularly reviews each broker-dealer counterparty for, among other things, its quality and the quality of its execution. The established procedures and guidelines require trades to be placed for execution only with broker counterparties approved by the Adviser. The factors considered by the Adviser when selecting and approving brokers and dealers include, but are not limited to: (i) quality, accuracy, and timeliness of execution, (ii) review of the reputation, financial strength and stability of the financial institution, (iii) willingness and ability of the counterparty to commit capital, (iv) ongoing reliability and (v) access to underwritten offerings and secondary markets.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

LIBOR Risk. Changes in the method of determining LIBOR (as defined herein), or the replacement of LIBOR with an alternative reference rate, may adversely affect our investments, credit arrangements and our CLO transactions, if any.

On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve Bank of New York previously confirm that this constitutes a “benchmark transition event” and established “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR.

The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months USD LIBOR settings has ceased. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time.

The New York State legislation was signed into law to aid “tough legacy” LIBOR contracts. Other legislative solutions are being pursued at the Federal level, in the U.K. and in Europe. The U.S. Federal banking agencies have also issued guidance encouraging banking and global organizations to cease reference to USD LIBOR by December 31, 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021.

The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, the COVID-19 pandemic may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 pandemic on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.

The discontinuation of LIBOR could have a significant impact on our business. We anticipate significant operational challenges for the transition away from LIBOR, including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity.

Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that we will need to identify and evaluate. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.

There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

•

Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.

•

Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.

•

Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.

•

Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.

•

Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.

•	We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

Mezzanine Loans. Our mezzanine debt securities generally will have ratings or implied or imputed ratings below investment grade. They will be obligations of corporations, partnerships or other entities that are generally unsecured, typically are subordinated to other obligations of the obligor and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations. Accordingly, the risks associated with mezzanine debt securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt securities are often issued in connection with leveraged acquisitions or recapitalizations, in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. Default rates for mezzanine debt securities have historically been higher than has been the case for investment grade securities.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred security that is deferring its distribution, the Company may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Company level, the Company may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Company may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Company actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant- lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Bridge Financings. From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Company’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Company.

Restructurings. Investments in companies operating in workout or bankruptcy modes present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings. In addition, in the event of fraud by any portfolio company or any of its managers or affiliates, the Company may suffer a partial or total loss of capital invested in that portfolio company.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.

Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

A covenant breach or other default by our portfolio companies may adversely affect our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market companies:

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

•

have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.

We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because Onex Falcon may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. Such limitations may result from, for example, the antifraud provisions of the federal securities laws. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Our investments may include original issue discount and payment-in-kind instruments.

To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•

the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•

original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•

an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•

market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•	even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•

for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•

the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and

•	original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

We may enter into a TRS agreement that exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

We may enter into repurchase agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

We may enter into securities lending agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Company may invest the cash collateral received only in accordance with its investment objectives, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.

Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage.

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status.

The effect of global climate change may impact the operations of our portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Technological innovations and industry disruptions.

Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/ or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.

Our investments in CLOs may be riskier and less transparent to us and our shareholders than direct investments in the underlying companies.

We invest in CLOs. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our shareholders will not know the details of the underlying securities of the CLOs in which we will invest. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

CLOs typically will have no significant assets other than their underlying loans. Accordingly, payments on CLO investments are and will be payable solely from the cash flows from such loans, net of all management fees and other expenses. Payments to us as a holder of CLO investments are and will be met only after payments due on the senior notes (and, where appropriate, the junior secured notes) from time to time have been made in full. This means that relatively small numbers of defaults of loans may adversely impact our returns.

We may be in a subordinated position with respect to realized losses on loans underlying our investments in CLOs. The leveraged nature of CLOs, in particular, magnifies the adverse impact of loan defaults. CLO investments represent a leveraged investment with respect to the underlying loans. Therefore, changes in the market value of the CLO investments could be greater than the change in the market value of the underlying loans, which are subject to credit, liquidity and interest rate risk.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

Our Adviser and its management have no prior experience managing a BDC.

Although our Adviser and its investment team are experienced in managing portfolios of assets in which we expect to invest, they have no prior experience managing a portfolio that takes the form of a BDC, and the investment philosophy and techniques used by our Adviser to manage a BDC may differ from those previously employed by our Adviser and its investment team in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other clients or other entities or companies that our Adviser’s investment team or our Adviser advised in the past, and we caution you that our investment returns could be substantially lower than the returns achieved by other clients of our Adviser. Further, the Adviser may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our Common Shares may entail more risk than the common shares of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles previously managed by the Adviser’s management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or could force us to pay unexpected taxes and penalties, which could be material. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

The Adviser and its affiliates, including our officers and interested Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets at the end of the two most recently completed calendar quarters. Although the Adviser has a fiduciary duty to the Company, including with respect to its receipt of compensation, because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

In addition, any pre-incentive fee net investment income returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team have to other clients.

The members of the senior management and investment team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

On March 3, 2022, the SEC issued a notice for application of an exemptive order. Barring a hearing, we expect that we will receive an order from the SEC shortly following the end of the notice period, March 28, 2022, granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us and whose misconduct could negatively impact the Adviser or the Company.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of our investment committee, could adversely affect our financial condition, business and results of operations. Although the Adviser has employment agreements with some or all of these key personnel, employment is “at-will,” and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

Misconduct by employees or by third-party service providers could cause significant losses to the Company. Employee misconduct could include, among other things, binding the Company to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses to the Company or Onex. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future activities.

There may be trademark risk, as we do not own the Onex or Onex Falcon name.

We do not own the Onex or Onex Falcon name, but we are permitted to use them as part of our corporate name pursuant to the License Agreement for so long as our Adviser or one of its affiliates remains our Adviser. Use of the names by other parties or the termination of the License Agreement may harm our business.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act described as “qualifying” assets, (“Qualifying Assets”) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately- owned competitors, which may lead to greater shareholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our Common Shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with public companies. In order to determine that the Company is not selling Common Shares below their then-current net asset value, the Company is required to determine the net asset value of its shares within 48 hours prior to the sale of its shares. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the current NAV of our Common Shares if our Board of Trustees, including our independent Trustees, determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of other clients) without the prior approval of a majority of the independent members of our Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Trustees. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. On March 3, 2022, the SEC issued a notice for application of an exemptive order. Barring a hearing, we expect that we will receive an order from the SEC shortly following the end of the notice period, March 28, 2022, granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy.

The Adviser will endeavor to build and manage a diversified portfolio of investments with representation in various industries and economic sectors, geographic regions, including non-U.S. markets, and deal types which may include growth financings, recapitalizations and buyouts. Despite the foregoing objectives, the Company may be concentrated in certain industries and/or economic sectors, geographic regions and/or deal types. The Company also may be more concentrated than other funds with similar diversification objectives.

However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code, which include single issuer concentration limits. See “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

Risks Related to Debt Financing

We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We may use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to our shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are independent trustees with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

We may default under our credit facilities.

In the event we default under our credit facilities or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed or floating-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities that include, but are not limited to, interest rate caps and interest rate swaps, to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate Shareholder will be taxed as though it received a distribution of some of our expenses.

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we generally expect to qualify as a RIC, we anticipate that we will not qualify as a publicly offered RIC immediately after the commencement of the Private Offering, although we may qualify as a publicly offered RIC upon the completion of the Private Offering. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate Shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the Shareholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such Shareholder for tax years that begin prior to January 1, 2026 and are deductible subject to limitation thereafter.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Risks Related to an Investment in the Shares

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We may have difficulty sourcing investment opportunities.

Subject to the Initial Portfolio, we have not identified the potential investments for our portfolio that we will acquire. We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments subsequent to this offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

We may have difficulty paying distributions and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of our shares or from borrowings in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

An investment in our shares will have limited liquidity.

Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. A Shareholder generally may not sell, assign or transfer its Common Shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.

Certain investors will be subject to Exchange Act filing requirements.

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our Common Shares by “benefit plan investors” to less than 25% of the total value of each class of our Common Shares (within the meaning of the Plan Asset Regulations).

If, notwithstanding our intent, the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the benefit plan investor for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The Fiduciary of a “benefit plan investor” who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board of Trustees determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.

No shareholder approval is required for certain mergers.

Our Board of Trustees may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of Onex Corp. The Board of Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in this offering, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in future offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in this offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

Investing in our shares involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The NAV of our shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our Adviser or certain of its respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located at 21 Custom House Street, 10th Floor, Boston, MA and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

Neither we nor our Adviser or our Administrator is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Adviser or Administrator.

From time to time, we, our Adviser, or Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our outstanding Common Shares will be offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.

Because our Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Common Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the Common Shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

The Company’s shareholders are entitled to one vote for each Common Share held on all matters submitted to a vote of shareholders, and to receive distributions declared by the Board. The rights of common shareholders are subject to the Declaration of Trust and the Bylaws.

As of March 31, 2022, there were 9 holders of record of our Common Shares.

Distributions and Dividend Reinvestment

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by the Board in its discretion. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The following table summarizes our distributions declared and payable for the year ended December 31, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
December 20, 2021	December 20, 2021	December 21, 2021	$0.27	$2,076,933

All of the dividends declared during the year ended December 31, 2021 were derived from ordinary income, determined on a tax basis.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Reserved

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K. The year ended December 31, 2021 represents the period from October 1, 2021 (commencement of operations) to December 31, 2021.

GENERAL

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under the Code. We are managed by our Adviser. The Administrator will provide the administrative services necessary for us to operate.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We will seek to make investments in first-lien senior secured loans, and unsecured loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $75 million annually, and even though the Company will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in senior secured loans including first-lien loans and unitranche loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in total return swaps (“TRS”), which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.

On October 1, 2021, we commenced operations as a business development company when we closed on our initial private offering and purchased our initial portfolio, pursuant to a forward purchase agreement, dated as of September 15, 2021.

RESULTS OF OPERATIONS

The principal measure of our financial performance is the net increase (decrease) in shareholders’ equity resulting from operations, which includes net investment income (loss) and net realized and unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, distributions, fees, and other investment income and our operating expenses, including interest expense. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Set forth below is a discussion of our results of operations for years ended December 31, 2021:

For the period ended December 31, 2021
Total investment income	$3,540,680
Net expenses	1,459,766

Net investment income (loss)	2,080,914

Total net realized gains (losses)	14,923
Total net change in unrealized appreciation/(depreciation)	(256,279)

Total net realized and unrealized appreciation/(depreciation)	(241,356)

Net increase (decrease) in net assets resulting from operations	$1,839,558

Revenues consist primarily of investment income from interest and dividends on our investment portfolio and various ancillary fees related to our investment holdings.

Interest from Investments in Debt Securities. We generate interest income from our investments in debt securities that consist primarily of senior and junior secured loans. Our debt securities portfolio is spread across multiple industries and geographic locations and, as such, we are broadly exposed to market conditions and business environments. As a result, although our investments are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector or issuer.

Investment Income

Investment income for the year ended December 31, 2021, was $3,540,680. Of this amount, $3,301,395, was attributable to interest income on our Debt Securities.

At December 31, 2021, the weighted average contractual interest rate on our loans and debt securities was approximately 7.73%.

Investment income is primarily dependent on the composition and credit quality of our investment portfolio. Generally, our Debt Securities Portfolio is expected to generate predictable, recurring interest income in accordance with the contractual terms of each loan. Corporate equity securities may pay a dividend and may increase in value for which a gain may be recognized; generally, such dividend payments and gains are less predictable than interest income on our loan portfolio.

Expenses

For the period ended December 31, 2021
Management fees	$761,633
Other operating expenses	2,096,367

Total expenses	2,858,000
Less: Expense Support Agreement	(1,398,234)

Net expenses	$1,459,766

Our primary operating expenses include the payment of management and incentive fees, if any, and other expenses under the Investment Advisory Agreement, interest expense from financing arrangements, and other expenses necessary for our operations. The management and incentive fees will compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We reimburse the Administrator for expenses necessary to perform services related to our administration and operations, including the Adviser’s portion of the compensation and related expenses for certain personnel who provide administrative services. Such services include, among other things, clerical, bookkeeping and recordkeeping services, investor relations, performing or overseeing the performance of our corporate operations (which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC), assisting us in calculating the net asset value per share, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We will also bear all other costs and expenses of our operations, administration and transactions, including but not limited to:

•	the cost of our organization and the offering, bound by a time limitation;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting any sales and repurchases of our common stock and other securities;

•	fees and expenses payable under any dealer manager or placement agent agreements, if any;

•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	costs of hedging;

•

expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;

•	federal, state and local taxes;

•	independent directors’ fees and expenses including certain travel expenses;

•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

•

the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs), the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;

•	commissions and other compensation payable to brokers or dealers;

•	research and market data;

•	fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits, outside legal and consulting costs;

•	costs of winding up our affairs;

•	costs incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement;

•	extraordinary expenses (such as litigation or indemnification); and

•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser.

In addition, we and our Administrator have contracted with U.S. Bank N.A. to provide custodial and various accounting and administrative services, including but not limited to, preparing preliminary financial information for review by the Adviser, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing in respect to RIC compliance.

We expect that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.

Management Fees and Incentive Fees. Management fees for the period ended December 31, 2021, were $761,633. Incentive fees are waived until June 30, 2022.

Interest and Amortization of Debt Issuance Costs. Interest expense is dependent on the borrowed amount of each draw and the base index rate for the period, as well the unused fee on any undrawn balance. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the period ended December 31, 2021, interest expense and amortization on debt issuance costs was approximately $248,418, on total debt outstanding of $117 million.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (primarily legal, accounting, director fees, valuation and other professional services), insurance costs, administrative services expense under the Administration Agreement and general administrative and other costs.

For the period ended December 31, 2021, professional fees and insurance expenses totaled approximately $449,509. For the year ended December 31, 2021, administrative services expense was approximately $170,600. Other general and administrative expenses, technology and other office and administrative expenses, totaled approximately $119,629.

Total expenses for the year ended December 31, 2021, were $2,858,000.

Net Investment Income and Net Realized Gains (Losses)

Net investment income and net realized gains (losses) represents the change in shareholder’s equity before net unrealized appreciation or depreciation on investments. For the period ended December 31, 2021, net investment income and net realized gains were $2,095,837, or $0.30 per share. Net investment income represents the income earned on our investments less operating and interest expense before net realized gains or losses and unrealized appreciation or depreciation on investments.

Investments are carried at fair value, with changes in fair value recorded as unrealized appreciation (depreciation) in the statement of operations. When an investment is sold or liquidated, any previously recognized unrealized appreciation/depreciation is reversed and a corresponding amount is recognized as realized gain (loss). For the period ended December 31, 2021, GAAP-basis net investment income and tax-basis distributable income were y $2,080,914 or $0.26 per share.

Net Unrealized (Depreciation) Appreciation on Investments

During the year ended December 31, 2021, our total investments had net unrealized appreciation (depreciation) of $(256,279). Included in the net unrealized appreciation (depreciation) for the year ended December 31, 2021, are unrealized appreciation (depreciation) on equity securities of $6,088, as well as unrealized appreciation (depreciation) of on our debt securities of $(262,366).

Net Change in Shareholder’s Equity Resulting from Operations

The net increase in shareholders’ equity resulting from operations for the period ended December 31, 2021, was approximately $1.8 million, or $0.26 per basic share.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions to our shareholders and other general business needs. We recognize the need to have funds available for operating our business and to make investments. We seek to have adequate liquidity at all times to cover normal cyclical swings in funding availability and to allow us to meet irregular and unexpected funding requirements. We plan to satisfy our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

Subject to prevailing market conditions, we intend to grow our portfolio of assets by raising additional capital, including through the prudent use of leverage available to us.

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2021, we had $117 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 266%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act. We may also borrow amounts of up to 5% of the value of our total assets for temporary purposes.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Shareholder Distributions

We intend to continue to make quarterly distributions to our shareholders. To avoid certain excise taxes imposed on RICs, we generally endeavor to distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary net taxable income for the calendar year;

•	98.2% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and

•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year and on which we do not pay corporate tax.

We may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The amount of our declared distributions, as evaluated by management and approved by our Board, is based primarily on our evaluation of our net investment income and distributable taxable income.

On December 20, 2021 we made a distribution of $0.27 per share.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of December 31, 2021, the Company had approximately $38.9 million in commitments to fund investments. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2021:

Type	Due Date	Amount
Upfront fee on borrowing facility	2/12/22	$229,343
Upfront fee on borrowing facility	5/12/22	$229,343

		$458,686

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 to our consolidated financial statements, “Significant Accounting Policies—Investments”, contained elsewhere herein:

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Board pursuant to procedures approved by our Board. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Board determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Pursuant to ASC 946: Financial Services—Investment Companies (“ASC 946”), we reflect our investments on our balance sheet at their determined fair value with unrealized gains and losses resulting from changes in fair value reflected as a component of unrealized gains or losses on our statements of operations. Fair value is the amount that would be received to sell the investments in an orderly transaction between market participants at the measurement date (i.e., the exit price).

See Note 2 to the consolidated financial statements for the additional information about the level of market observability associated with investments carried at fair value.

We follow the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820: Fair Value”), which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820: Fair Value defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principle, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 to the consolidated financial statements: “Significant Accounting Policies—Investments”).

ASC 820: Fair Value establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

Level I—Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by ASC 820: Fair Value, we do not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Such inputs may be quoted prices for similar assets or liabilities, quoted markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full character of the financial instrument, or inputs that are derived principally from, or corroborated by, observable market information. Investments which are generally included in this category include illiquid debt securities and less liquid, privately held or restricted equity securities, for which some level of recent trading activity has been observed.

Level III—Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs may be based on our own assumptions about how market participants would price the asset or liability or may use Level II inputs, as adjusted, to reflect specific investment attributes relative to a broader market assumption. These inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data for comparable performance or valuation measures (earnings multiples, discount rates, other financial/valuation ratios, etc.) are available, such investments are grouped as Level III if any significant data point that is not also market observable (private company earnings, cash flows, etc.) is used in the valuation methodology.

Investments for which market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of our investments, will be valued at fair value as determined in accordance with the Company’s valuation policies and procedures as approved by, and subject to the oversight of, the Board of Trustees, based on, among other things, independent third-party valuation firm(s) engaged at the direction of the Board of Trustees to review our investments.

With respect to investments for which market quotations are not readily available, the Board of Trustees undertakes a multi-step valuation process, as described below:

•	The valuation process begins with each portfolio company or investment being initially valued by the Adviser’s investment professionals that are responsible for the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team and approved by the Company’s portfolio managers;

•	All valuations are presented to the Company’s Valuation Committee for review and approval

•

At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. It is expected that at least 25% of the Company’s portfolio will be reviewed by an independent valuation firm quarterly;

•	The Audit Committee then reviews these preliminary valuations and makes fair value recommendations to the Board of Trustees; and

•

The Board of Trustees then discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms, and the Audit Committee.

The independent valuation firm will value 25% of the Company’s investments each quarter. In cases where we determine our NAV at times other than a quarter end, we generally intend to update the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless a material event has occurred since the most recent quarter end with respect to the investment. The independent valuation firm is generally not used for non-quarterly valuations.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly-traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in our financial statements.

Payment in Kind Interest

We may have loans in our portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our RIC status, this non-cash source of income must be distributed to shareholders in the form of cash dividends, even though we have not yet collected any cash.

Fee Income

Fee income includes fees, if any, for due diligence, structuring, commitment and facility fees, and fees, if any, for transaction services and management services rendered by us to portfolio companies and other third parties. Commitment and facility fees are generally recognized as income over the life of the underlying loan, whereas due diligence, structuring, transaction service and management service fees are generally recognized as income when the services are rendered.

United States Federal Income Taxes

We have elected to be treated as a RIC and intend to continue to qualify for the tax treatment applicable to RICs under Subchapter M of the Code and, among other things, intend to make the required distributions to our shareholders as specified therein. In order to qualify for tax treatment as a RIC, the Company is required to timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

Distributions to Shareholders

The amount of our declared distributions, as evaluated by management and approved by our Board, is based primarily on our evaluation of net investment income and distributable taxable income.

Recent Accounting Pronouncements

There were no recent accounting pronouncements impacting the Company.

Recent Developments

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our business activities contain elements of market risks. We consider our principal market risks to be fluctuations in interest rates and the valuations of our investment portfolio. Managing these risks is essential to our business. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2021, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to LIBOR or SOFR or CDOR, as was our outstanding debt.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	6,214,873	3,510,000	2,704,873
Up 200 Basis Points	3,383,768	2,340,000	1,043,768
Up 100 Basis Points	548,586	1,170,000	(621,414)
Down 100 Basis Points	—	(197,480)	(197,480)
Down 200 Basis Points	—	(197,480)	(197,480)
Down 300 Basis points	—	(197,480)	(197,480)

Although management believes that this measure is indicative of sensitivity to interest rate changes on our Debt Securities Portfolio, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect a net change in assets resulting from operations or net income. Accordingly, no assurances can be given that actual results would not materially differ from the potential outcome simulated by this estimate.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Item 8. Financial and Supplementary Data

Our financial statements are annexed to this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting.

General. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Scope of Management’s Report on Internal Control Over Financial Reporting. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment,

management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2021, pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Trustees

Information regarding the Board of Trustees is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee:
Eric Rogoff	1972	Chairperson of the Board, Trustee	2021
Independent Trustees:
Kelly Marshall	1965	Trustee	2021
Henry van Dyke	1960	Trustee	2021

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o Onex Falcon Direct Lending BDC Fund, 21 Custom House Street, 10th Floor, Boston, MA 02110.

Executive Officers

Name	Year of Birth	Position
Eric Rogoff	1972	Chief Executive Officer
Gary Klayn	1976	Chief Financial Officer and Treasurer
Tara Dempsey	1981	Chief Compliance Officer
Steven Gutman	1956	General Counsel & Secretary

Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Trustees

Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Trustees

Eric Rogoff, Chairperson of the Board of Trustees, Chief Executive Officer of the Company and Sector Head of Onex Falcon, joined Onex Falcon at its inception in 2000. Mr. Rogoff was previously an Executive Director in the Leverage Finance/Merchant Banking Group of CIBC World Markets Corp. Prior affiliations include The Argosy Group L.P., an investment banking boutique, and Kidder Peabody & Co. Mr. Rogoff has served on the Board of Trustees of numerous companies, including current portfolio companies FastMed Urgent Care and Ontario Drive & Gear Limited. Mr. Rogoff is a member of the Investment Committee of Onex Falcon. He received a B.B.A. from the University of Michigan School of Business Administration.

Independent Trustees

Kelly Marshall, Independent Trustee of the Company, became an Independent Trustee of the Company at its inception in 2021. From 2017 to 2020, Mr. Marshall was Executive Vice President of Strategic Partnerships at Ontario Municipal Employee Retirement System (‘‘OMERS’’), where he developed OMERS third party equity co-investment platform across real estate, infrastructure and private equity and oversaw OMERS banking relationships. From 2001 to 2019, Mr. Marshall served as Managing Partner, Corporate Finance, at Brookfield Asset Management (“Brookfield”), where he managed global finance teams and banking relationships and executed numerous equity, preferred equity, public debt and project debt transactions in Brookfield’s core operating regions. Prior to his work at Brookfield, Mr. Marshall was a Managing Director at Fortress Investment Management, a Senior Vice President at Lone Star Opportunity, a Vice President at Citibank and an Associate at Olympia & York Canary Wharf. Mr. Marshall graduated from Wilfrid Laurier University with a Bachelor of Business Administration.

Henry van Dyke, Independent Trustee of the Company, became an Independent Trustee of the Company at its inception in 2021. Mr. van Dyke has served as Executive Vice Chairman at Morrow Sodali since 2020, where he has focused on business development, cross-border integration and strategic alternatives and where he has overseen the global mergers and acquisitions and activism advisory services group. From 2019 to 2020, Mr. van Dyke served as a Senior Adviser at Morrow Sodali. Prior to his work at Morrow Sodali, Mr. van Dyke founded Teneo Capital, an Advisory services-focused investment bank and registered broker-dealer, where he served as Chief Executive Officer from 2011 to 2018 and then as Senior Adviser from 2018 to 2020. Mr. van Dyke was Managing Director and Head of several investment banking groups during his tenure at Bank of America from 2006 to 2009. Mr. van Dyke began his career at Morgan Stanley in 1982, where he ultimately was a Managing Director, Head of the Financial Sponsors M&A Group and Co-Head of the U.S. Financial Sponsors Group upon his departure in 2006. Mr. van Dyke received a Bachelor of Arts in Economics and in Engineering & Applied Science from Yale University and a Master of Business Administration from Harvard University.

Executive Officers Who Are Not Trustees

Gary Klayn, Chief Financial Officer and Treasurer of the Company and Senior Director of Onex Falcon, joined Onex Falcon in June 2021. Prior to joining Onex Falcon, Mr. Klayn held various positions at Muzinich & Co., ultimately as Finance and Operations Manager in the Private Debt and BDC department. Prior to joining Muzinich, he was a Manager at Deloitte & Touche LLP. Mr. Klayn has over 20 years of experience and received a B.S. in Accounting from Brooklyn College.

Tara Dempsey, Chief Compliance Officer of the Company, joined Onex Credit in May 2021. Prior to joining Onex Credit, Ms. Dempsey was a Vice President in the Compliance department of Goldman Sachs Asset

Management, where she oversaw the compliance program of a major business line and managed a team of compliance officers across the United States. Ms. Dempsey has nearly 20 years of experience and received a B.S. in Finance from New York University.

Steven Gutman, General Counsel and Secretary of the Company and General Counsel of Onex Credit, joined Onex Credit in 2007. Mr. Gutman has 40 years of experience. Prior to joining Onex Credit, he practiced finance and insolvency law at Luskin, Stern & Eisler, LLP where he worked on bankruptcies and workouts. Mr. Gutman also held various positions over 13 years with affiliates of ABN AMRO Bank N.V., including that of general counsel for European American Bank and for North America Special Credits. Mr. Gutman earned a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

Leadership Structure and Oversight Responsibilities

Overall responsibility for our oversight rests with the Board of Trustees. We entered into the Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board of Trustees is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act and applicable provisions of state and other laws. The Board of Trustees is currently composed of three members, two of whom are trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board of Trustees meets in person at regularly scheduled quarterly meetings each year. In addition, the Board of Trustees may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board of Trustees has established a Nominating and Corporate Governance Committee, and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board of Trustees in fulfilling its oversight responsibilities.

The Board of Trustees has appointed Eric Rogoff to serve in the role of Chairperson of the Board of Trustees. The Chairperson’s role is to preside at all meetings of the Board of Trustees and to act as a liaison with the Adviser, counsel and other trustees generally between meetings. We do not have a fixed policy as to whether the Chairperson of the Board of Trustees should be an Independent Trustee and believe that we should maintain the flexibility to select the Chairperson and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and our shareholders at such times. The Chairperson serves as a key point person for dealings between management and the trustees. The Chairperson also may perform such other functions as may be delegated by the Board of Trustees from time to time. The Board of Trustees reviews matters related to its leadership structure annually. The Board of Trustees has determined that the Board of Trustees’ leadership structure is appropriate because it allows the Board of Trustees to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of trustees and the full Board in a manner that enhances effective oversight.

We do not have a designated lead independent trustee. We are aware of the potential conflicts that may arise when a non-independent trustee is Chairperson of the Board of Trustees, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices include regular meetings of the Independent Trustees in executive session without the presence of interested trustees and management, the establishment of an Audit Committee and a Nominating and Corporate Governance Committee, each of which is comprised solely of Independent Trustees and the appointment of a Chief Compliance Officer with whom the Independent Trustees meet without the presence of interested trustees and other members of management for administering our compliance policies and procedures.

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board of Trustees’ general oversight of the Company and is addressed as part of various Board and committee activities. Day-to-day risk management functions will be subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which will carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board of Trustees recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board of Trustees interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board of Trustees may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Corporate Governance

Committees

The Board of Trustees has an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future.

Audit Committee

The Audit Committee is composed of Kelly Marshall and Henry van Dyke, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Kelly Marshall serves as Chair of the Audit Committee. Our Board of Trustees determined that Kelly Marshall is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Audit Committee members meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

In accordance with its written charter adopted by the Board of Trustees, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement; (c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acts as a liaison between our independent registered public accounting firm and the Board of Trustees.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) is composed of Kelly Marshall and Henry van Dyke, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Henry van Dyke serves as Chair of the Nominating Committee.

In accordance with its written charter adopted by the Board of Trustees, the Nominating Committee recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board of Trustees that may arise between shareholder meetings. The Nominating Committee also makes recommendations with regard to the tenure of the trustees and is responsible for overseeing an annual evaluation of the Board of Trustees and its committee structure to determine whether the structure is operating effectively. The Nominating Committee will consider for nomination to the Board of Trustees candidates submitted by our shareholders or from other sources it deems appropriate.

Item 11.	Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser, the Administrator or their affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. See “Item 1A. Business—Advisory Agreement”.

Compensation of Trustees

No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each independent trustee as follows:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Audit	Nominating and Governance	Committee Meeting Fee
$75,000 (Total assets of $750 million or less)	$1,000/$500 (in person/telephonic)	$10,000	None	$1,000/$500 (in person/telephonic)
$100,000 (Total assets greater than $750 million)	$1,000/$500 (in person/telephonic)	$10,000	None	$1,000/$500 (in person/telephonic)

We are also authorized to pay the reasonable out-of-pocket expenses of each independent trustee incurred by such trustee in connection with the fulfillment of his or her duties as an independent trustee.

The following table sets forth compensation of the Company’s directors for the fiscal year ended December 31, 2021. No compensation is paid by us to any interested director or executive officer of the Company:

Total Compensation earned from the Company for Fiscal Year 2021(3)
Interested Trustees:
Eric Rogoff(1)	$—
Independent Trustees:
Kelly Marshall(2)	$23,750
Henry van Dyke	$21,250

(1)	This is an interested Trustee and, as such, does not receive compensation from the Company for their service as a Trustee.
(2)	Includes compensation as the chairman of the Audit Committee.

(3)	The Company does not have a profit-sharing plan, and Trustees do not receive any pension or retirement benefits from the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

No trustee holds any securities. The following table sets forth, as of March 31, 2022, the beneficial ownership of each person known to us to beneficially own 5% or more of the outstanding shares. Percentage of beneficial ownership is based on 10,287,109 shares outstanding as of March 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

	Type of Ownership	Number of Shares Owned	Percentage
Five-Percent Shareholder
Onex Falcon Direct Lending Cayman Fund, LLC	Record/Beneficial	9,056,282	88.0%
Onex Falcon Direct Lending Fund	Record/Beneficial	693,541	6.7%

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

(a) Transactions with Related Persons, Promoters and Certain Control Persons

Advisory Agreement; Administration Agreement

We have entered into the Advisory Agreement with the Adviser pursuant to which we will pay management fees and incentive fees to the Adviser and the Administration Agreement with the Administrator. In addition, pursuant to the Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1A. Business—Advisory Agreement,” “Item 1A. Business—Administration Agreement,” and “Item 1A. Business—Certain Terms of the Advisory Agreement and Administration Agreement.” Each of the Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.

License Agreement

We have entered into a License Agreement with Onex Corp that grants us a non-exclusive, royalty-free license to use the name “Onex,” “Onex Falcon,” “Onex Credit” and the Onex logo.

Potential Conflicts of Interest

Generally

The Company, its Adviser and their respective affiliates may encounter actual or potential conflicts of interest in connection with the Company’s interests, assets or activities. If any matter arises that the Adviser determines in its good faith judgment constitutes an actual or potential conflict of interest, the Adviser may take such actions as it determines may be necessary or appropriate to ameliorate the conflict. Although the Adviser is not obligated to pursue any such actions, these actions may (but are not required to) include, by way of example and without limitation: (i) disposing of the security giving rise to the conflict of interest; (ii) appointing an independent fiduciary to act with respect to the matter giving rise to the conflict of interest; or (iii) consulting with the Investment Committee regarding the conflict of interest and either obtaining a waiver from the Investment Committee of such conflict of interest or acting in a manner, or pursuant to standards or procedures, approved by the Investment Committee with respect to such conflict of interest. There can be no assurance that the Adviser and its affiliates will identify or resolve all such conflicts of interest in a manner that is favorable to the Company. Additionally, the Advisory Agreement contains exculpation and indemnification provisions that, subject to the specific exceptions enumerated therein (generally for willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations), provide that the Adviser and its affiliates will be held harmless and indemnified, respectively, for matters relating to the operation of the Company, including matters that may involve one or more potential or actual conflicts of interest.

Moreover, as a consequence of Onex Corp’s status as a public company, the officers, directors, members, managers, operating executives and employees of Onex Corp, Onex Credit and the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Onex Corp were not a public company.

The following discussion enumerates certain potential conflicts of interest (but it is not intended to be an exclusive list of all such conflicts), which should be carefully evaluated before making an investment in the Company. Unless the context indicates otherwise, references in this section to conflicts of interest that may apply to the Adviser should be understood to apply to the Adviser and its affiliates.

Prospective investors are urged to review the Adviser’s Form ADV for additional risks and conflicts disclosure. Prospective investors should understand that (i) the relationships among the Company, Adviser, Onex Credit, Onex Corp, other clients of the Adviser and their respective affiliates are complex and dynamic and (ii) as the Adviser’s, its affiliates’ and the Company’s businesses change over time, the Adviser and its affiliates may be subject, and the Company may be exposed, to new or additional conflicts of interest. This Annual Report does not address or anticipate every possible current or future conflict of interest that may arise or that is or may be detrimental to the Company or the shareholders. Prospective investors should consult with their own advisers regarding the possible implications on their investment in the Company of the conflicts of interest described in this Annual Report.

Other Activities

As set forth in the Advisory Agreement and as further described below, the Adviser and its affiliates will be permitted to continue to manage existing funds and to form and manage certain other funds during the term of the Company. The Onex Falcon investment professionals will devote management time and attention to these other investment vehicles, some of which may compete with the Company for investment opportunities. Under certain circumstances, the Company may invest in companies in which the Onex Falcon investment professionals have a pre- existing interest, whether directly or through other investment vehicles. The Company’s Advisory Agreement will contain certain protections for shareholders against conflicts of interest faced by the Adviser and the Onex Falcon investment professionals, but will not purport to address all types of conflicts that may arise. Moreover, as a practical matter, it may be difficult for shareholders to subject the behavior of the Adviser and the Onex Falcon investment professionals to close scrutiny.

Side-by-Side Management

Onex Falcon or its affiliates will provide concurrent Advisory services to Onex Falcon funds and/or managed accounts that are charged different performance-based compensation. As a result, the potential for Onex Falcon or its related persons to receive different fees or allocations from performance-based accounts creates a potential conflict of interest with respect to the allocation of investment opportunities because Onex Falcon or its affiliates may have an incentive to direct more attractive investment ideas to, or to allocate investments in favor of, the account that pays a more favorable performance-based compensation.

Allocation of Expenses

Subject to the 1940 Act, expenses may be incurred that are attributable to the Company and one or more earlier and future Onex Falcon funds and/or managed accounts (including in connection with portfolio companies in which the Company and such other Onex Falcon funds and/or managed accounts have overlapping investments and in connection with the general operation and administration of such entities). The allocation of such expenses among such entities raises potential conflicts of interest, in part because expenses paid by an Onex Falcon fund or managed account generally will affect the amount of carried interest or other compensation that the Onex Falcon affiliate acting as general partner of such Onex Falcon fund or managed account will receive. The Adviser and its affiliates intend to allocate such common expenses among the Company and such other Onex Falcon funds and/or managed accounts in an equitable manner as determined by the Adviser (or such affiliates) in good faith.

Co-Investment Opportunities

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On March 3, 2022, the SEC issued a notice for application of an exemptive order. Barring a hearing, we expect that we will receive an order from the SEC shortly following the end of the notice period, March 28, 2022, granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Conflicts of Interest Relating to Onex Corp, Onex Credit, the Adviser, their Clients and Affiliates

Investment professionals associated with the Adviser, its affiliates and their respective officers, directors, members, partners and employees (collectively, the “Related Parties”) will devote such time as shall be reasonably necessary to conduct the business affairs of the Company in an appropriate manner. They will be actively involved in other investment activities not concerning the Company and will not devote all of their professional time to the affairs of the Company. Onex personnel will work on the business and operation of Onex and other projects, including Onex’s existing corporate investments and other funds or any fund, account or vehicles Onex, Onex Falcon, Onex Credit and/or any of their respective affiliates or advise or manage (collectively, “Other Accounts”), and, therefore, conflicts may arise in the allocation of resources, including due to Onex’s internal policies, including information barrier policies, and compliance with applicable law and regulation. The Company will have no interest in such other investments, funds, vehicles, accounts or other matters and it is possible that the investments held by such funds, vehicles and accounts may be in competition with those of the Company. In this regard, for example, members of the Investment Committee devote a substantial amount of their business time to the affairs of Onex’s other funds and operations. In addition, individuals not currently associated with the Adviser or its Related Parties may become associated with the Adviser or its Related Parties and the performance of the portfolio companies may also depend on the financial and managerial experience of such individuals.

The Adviser, its clients, its partners, its members, affiliates, funds or other investment vehicles or separate accounts managed by the Adviser or managed or sponsored by any of its affiliates, or their employees and their affiliates (“Related Entities”) may engage in transactions with, provide services to, invest in, advise, sponsor and/or act as portfolio manager to Other Accounts that may have similar structures and investment objectives and policies to those of the Company and that may compete with the Company for investment opportunities. The Adviser and its Related Parties act as a portfolio manager to the Company and the Related Entities. The Adviser and its Related Parties and such Related Entities may receive fees or other benefits for these services or investments that are greater than the fees for its services to the Company. This disparity in fee income may create potential conflicts of interest between the Adviser’s obligations to the Company and the Adviser, its Related Parties or such Related Entities’ obligations to other persons for such services.

The Adviser, its Related Parties and certain Related Entities have invested and may continue to invest in assets that would also be appropriate as portfolio companies. Except as provided under applicable law, neither the Adviser, its Related Parties, nor any Related Entity has any duty, in making or maintaining such investments, to act in a way that is favorable to the Company or to offer any such opportunity to the Company. The investment policies, fee arrangements and other circumstances applicable to such other parties may vary from those applicable to the Company. In connection with the foregoing activities, the Adviser, its Related Parties and/or any Related Entity may from time to time come into possession of material nonpublic information that limits the ability of the Adviser or its Related Parties to effect a transaction for the Company, and the Company’s investments may be constrained as a consequence of the Adviser’s or its Related Parties’ inability to use such information for Advisory purposes or otherwise to effect transactions that otherwise may have been initiated on behalf of its clients, including the Company.

If the Adviser or its Related Parties were to receive material non-public information about a particular obligor or asset, or have an interest in causing the Company to transact a particular asset, the Adviser may be prevented from causing the Company to transact such asset due to internal restrictions imposed on the Adviser or its Related Parties. Notwithstanding the maintenance of certain internal controls relating to the management of material non-public information, it is possible that such controls could fail and result in the Adviser or its Related Parties, or one of its investment professionals, making an investment while, at least constructively, in possession of material non-public information.

The Adviser and its Related Parties may discuss the composition of the portfolio investments and other matters relating to the transactions contemplated hereby with any Related Parties or any Related Entities, and may also have such discussions with certain beneficial owners of the portfolio investments. There can be no assurance that such discussions will not influence the actions or inactions of the Adviser (in its role as portfolio manager for the Company) or its Related Parties, which actions or inactions may have material effects on the performance of the portfolio investments.

Onex Falcon Policies and Procedures

Policies and procedures implemented by Onex or the Adviser from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Onex’s areas of operation or expertise that the Company expects to draw on for purposes of pursuing attractive investment opportunities. Because Onex has other activities beyond the Company, it is subject to a number of actual and potential conflicts of interest, additional regulatory considerations and more legal and contractual restrictions than that to which it would otherwise be subject if it focused only on the Company. As a consequence, information, which could be of benefit to the Company, might become restricted to certain businesses units within Onex and otherwise be unavailable to the Company. Onex may implement certain policies and procedures that may reduce the positive synergies that Onex seeks to cultivate across its businesses. Additionally, the terms of confidentiality or other agreements with or related to companies in which Onex or Other Accounts have or have considered making an investment or which are otherwise Advisory clients of Onex may restrict or otherwise limit the ability of the

Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. While Onex has sought to, and will continue to seek to, resist, mitigate and manage contractual restrictions requested by investment counterparties, non-competition undertakings and analogous agreements are becoming increasingly prevalent in international transactions and any restrictions (whether in existence under current investment documentation or to be negotiated under future investment documents) may have consequences that are adverse to the interests of the Company, such as, for example and without limitation, adversely affecting the ability of the Company to participate in certain sectors and/or geographies. Further, Onex may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.

Service Providers

Certain Advisers and other service providers to Onex Falcon, the Company or any of their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, investment or commercial banking firms, and certain other Advisers and agents or affiliates of any of the foregoing) may also provide goods or services to or have business, personal, political, financial or other relationships with Onex Falcon and its affiliates. Such Advisers and service providers may be investors in the Company, affiliates of Onex Falcon or the Onex Credit, sources of investment opportunities or co-investors or counterparties therewith. These relationships may influence Onex Falcon in deciding whether to select or recommend such a service provider to perform services for the Company (the cost of which will generally be borne directly or indirectly by the Company). Notwithstanding the foregoing, investment transactions for the Company that require the use of a service provider will generally be allocated to service providers on the basis of the Adviser’s judgment, the evaluation of which includes, among other considerations, such service provider’s provision of services or resources that the Adviser believes to be of benefit to the Company. In certain circumstances, Advisers and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to the Adviser or its respective affiliates as compared to services provided to the Company, which may result in more favorable rates or arrangements than those payable by the Company.

Business Benefits

Prospective investors should note that the Adviser and its affiliates from time to time engage in transactions with prospective and actual investors that entail business benefits to such investors. Such transactions may be entered into prior to or coincident with an investor’s admission to the Company or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to the Company, other Onex Falcon funds and their respective portfolio investments.

Other Onex and Onex Falcon-Managed Investment Funds and Other Accounts

As a general matter, it is not expected that all investment opportunities identified by or suitable for Onex investment funds, vehicles and managed accounts will be made available to the Company. Onex is able to make certain credit and credit-related investments outside the Company. Onex, Onex Falcon or their respective affiliates have established and will be permitted, in their sole discretion, in the future to establish Other Accounts with investment objectives, mandates and policies that are the same or substantially similar to, overlap with and/or are or related to, those of the Company (including, without limitation, and subject to the 1940 Act, co-invest funds and any successor fund to the Company), in each case, without the consent of, or notice to, any shareholder.

Onex Falcon may, but is not required to, take into account one or more of the following considerations including, the legal and contractual duties owed to the Company and such Other Accounts, the primary mandates or policies of the Company and such Other Accounts, the capital available to the Company and such Other

Accounts, any restrictions on investment, the sourcing of the transaction, the size of the transaction, the amount of potential follow-on investing that may be required for such investment and the other obligations of the Company and such Other Accounts, the relation of such opportunity to the investment strategy of the Company and such Other Accounts, the nature of the target return profile or projected hold period of the Company and such Other Accounts, reasons of portfolio balance, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals for the Company and such Other Accounts and any other consideration deemed relevant by Onex Falcon in good faith. The Company will not be entitled to any type of priority allocations of investment opportunities.

In addition, Other Accounts may involve different terms and fee structures, which may incentivize Onex Falcon to make more (or less) of such investment opportunities available to the Company and/or such Other Accounts and may result in conflicts of interest in respect of the managing and monitoring of such investments and evaluating and executing on disposition opportunities. Accordingly, Onex Falcon cannot assure equal treatment across the Company and such Other Accounts.

To the extent an investment opportunity is rejected by the Investment Committee, none of Onex, the Adviser, Onex Credit or any of their respective affiliates will be restricted from pursuing such opportunity outside of the Company’s investment program. In such a circumstance, Onex may allocate such an opportunity to an Other Account or to one or more entities established for the benefit of, or otherwise controlled by, one or more senior executives of Onex, its affiliates and/or their family members.

Allocation of Investment Opportunities; Other Business Activities of Onex Falcon, Onex Credit and their Respective Affiliates

Each of Onex Falcon, Onex Credit and any Other Accounts and their respective affiliates and operating companies, borrowers and issuers, as applicable, engage in, or may in the future engage in, a broad range of business activities and investments substantially similar to and/or competitive with the portfolio investments made by the Company or the issuers (or their respective underlying obligors) in respect thereof. The performance of such other investments could conflict with and adversely affect the performance of portfolio investments of the Company, and may adversely affect the availability of such opportunities.

In addition, an investment by Onex Falcon, Onex Credit, Other Accounts or any of their respective affiliates or operating companies, borrowers or issuers may have an effect on the existing investments and/or investment opportunities of the Company. For example, any such investment in a particular industry could limit the ability of the Company to pursue other opportunities within the same or related industries. Additionally, operating companies of Onex or its affiliates may be in the same industry as and compete with portfolio companies.

Investments in Which Another Onex Fund Has a Different Principal Investment

Subject to the 1940 Act, the Company may make portfolio investments in companies in which Other Accounts have or are concurrently making a different investment (including, for the avoidance of doubt, an investment that is senior in a portfolio company’s capital structure to the Company’s investment) at the time of the Company’s investment, and Other Accounts may invest in portfolio companies in which the Company has made an investment. The Company and such Other Accounts may hold or make investments in different parts of the capital structure of the same portfolio company. In such situations, the Company and such Other Accounts may have conflicting interests (e.g., over the terms of, or actions taken with respect to, their respective investments). If an Other Account holds an interest in a portfolio company that is junior to the Company’s interest, the Company could be required to abstain from voting or to vote with a majority of disinterested holders of its class. Furthermore, if the portfolio company in which the Company has a debt investment and in which an Other Account has an equity investment (or a debt investment that is junior or senior to the Company’s investment) becomes distressed or defaults on its obligations under the portfolio investment held by the Company, Onex Falcon, Onex and its affiliates may have conflicting loyalties between its duties to the Company and to such Other Account. In that regard, actions may be taken for the other Onex or Onex Falcon entities that are adverse to the Company. In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among the potential investors and the respective terms thereof. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. It is possible that in a bankruptcy, insolvency or similar proceeding the Company’s interest may be subordinated or otherwise adversely affected by virtue of the involvement and actions or inactions of an Other Account relating to its investment. Prospective investors should note that the Company does not expect to target investments in companies that are controlled directly or indirectly, at the time such investment is made, by Onex, and therefore the number of investment opportunities appropriate for the Company’s investment program is expected to be lower than if such opportunities were targeted. However, the Company may share certain investments with Other Accounts.

Investments Alongside Other Accounts

Upon receipt of a co-investment order from the SEC and subject to the 1940 Act, the Company is expected to co-invest, from time to time, with Other Accounts (including co-investment or other vehicles in which Onex or its personnel invest and that co-invest with such Other Accounts) in portfolio investments that are suitable for both the Company and such Other Accounts. Even if the Company and such Other Accounts invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, political, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for the Company and/or such Other Accounts may not be the same. Additionally, the Company and/or such Other Accounts may have different expected termination dates and/or investment objectives (including target return profiles) and Onex, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities.

Portfolio Company Relationships

The Company’s portfolio companies may be counterparties or participants in agreements, transactions or other arrangements with portfolio companies of other investment funds managed by Onex Falcon or other Onex Falcon affiliates that, although Onex Falcon determines to be consistent with the requirements of such funds’ governing agreements, may not have otherwise been entered into but for the affiliation with Onex Falcon, and which may involve fees and/ or servicing payments to Onex Falcon-affiliated entities. In addition, portfolio companies of Other Accounts may do business with, support or have other relationships with competitors of the Company’s portfolio companies, and in that regard prospective investors should not assume that a company related to or otherwise affiliated with Onex Falcon will only take actions that are beneficial to or not opposed to the interests of the Company and its portfolio companies. For example, it is possible that certain portfolio companies of the Other Accounts or companies in which the Other Accounts have an interest will compete with the Company for one or more investment opportunities. In addition, it is possible that one or more portfolio companies of the Company may look to buy or sell a business or asset to or from a portfolio company of an Other Account (or to or from the Other Account itself).

Additionally, Onex Falcon may hold equity or other investments in companies or businesses (even if they are not “affiliates” of Onex Falcon) that provide services to or otherwise contract with portfolio companies. In connection with such relationships, Onex Falcon may also make referrals and/or introductions to portfolio companies (which may result in financial incentives and/or milestones benefiting Onex Falcon that are tied or related to participation by portfolio companies). The Company and its shareholders will not share in any fees or economics accruing to Onex Falcon as a result of these relationships and/or participation by portfolio companies.

Allocation of Shared Expenses

The Adviser may from time to time incur fees, costs and expenses on behalf of the Company, any parallel funds, co-investment vehicles, Other Accounts and Onex, and the Adviser will have a conflict of interest in allocating certain expenses among the Company, any parallel funds, co-investment vehicles, Other Accounts and Onex.

Onex Falcon takes into account a variety of considerations when allocating expenses and uses methods that it believes are fair and reasonable. These methods vary depending on the type of expense, including, without limitation, allocations based on fee-earning AUM, NAV, holdings percentages, number of positions held by the Company, any Parallel Funds, co-investment vehicles and Other Accounts, number of Other Accounts in a particular strategy and relative volume. Despite Onex Falcon’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead the Company to bear relatively more expense in certain instances and relatively less in other instances compared to what the Company would have borne if a different methodology had been used. However, Onex Falcon seeks to make allocations that are equitable on an overall basis in its good faith judgment. By investing in the Company, each shareholder will be deemed to have acknowledged the foregoing expense allocation procedures.

Material Non-Public Information

Certain investment professionals of the Adviser or its affiliates, may serve as directors of, or in a similar capacity with, portfolio companies (or the underlying obligors thereof) in which the Company invests or otherwise engage in transactions or discussions with portfolio companies (or the underlying obligors thereof) in which the Adviser may have access to material non-public information. The Adviser, its affiliates or Other Accounts may also own or manage investments in portfolio companies (or the underlying obligors thereof) in which the Company invests. In the event that material non-public information is obtained with respect to such portfolio companies (or the underlying obligors thereof), or the Company becomes subject to trading restrictions under the internal trading policies of those portfolio companies (or the underlying obligors thereof) as a result of applicable law or regulations, the Company could be prohibited for a period of time from purchasing or selling the securities of such portfolio companies, and this prohibition may have an adverse effect on the Company. In the event that the Adviser has material non-public information about an underlying obligor, the Company could be prohibited for a period of time from purchasing or selling the securities of the portfolio companies holding such obligation if the non-public information is material for both the underlying obligor and the portfolio companies. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company may not have access to material non-public information in the possession of the Adviser, its affiliates or Other Accounts that might be relevant to an investment decision to be made by the Company. In addition, Adviser or its affiliates, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Accounts, may choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the portfolio company as the Company, are eligible to receive or have received, even if possession of such information would be advantageous to the Company.

Onex Policies and Procedures

Additionally, the terms of confidentiality or other agreements with or related to companies in which Onex or an Other Account has or has considered making an investment or which are otherwise Advisory clients of Onex may restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies.

Personnel

The Adviser and its affiliates from time to time hire short-term or long-term personnel (including secondees and interns) who are employees, relatives of or are otherwise associated with an investor, portfolio company or a service provider. Although reasonable efforts are made to mitigate any potential conflicts of interest with respect to each particular situation, there is no guarantee that the Adviser can control for all such potential conflicts of interest, and there may continue to be an ongoing appearance of a conflict of interest. For example, certain employees and other professionals of Onex Falcon and its affiliates have family members or relatives who are actively involved in the private equity industry and/or have business, personal, financial or other relationships with companies in the private equity industry (including the Advisers and service providers described above), which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets which are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, the Company will not be precluded from undertaking any particular investment activity and/or transaction. To the extent Onex Falcon determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined to be appropriate by the Adviser.

In addition, from time to time, certain Onex Falcon personnel (including secondees and temporary personnel or consultants who may be short-term or long-term arrangements) may be seconded to one or more portfolio companies and provide finance, administrative and other services to such portfolio companies and the compensation for such personnel during the secondment will be borne by the portfolio companies (in whole or in part). Such personnel may also be seconded to one or more investors.

(b) Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, will be entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board of Trustees, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1A. Business.”

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Deloitte for the fiscal year ended December 31, 2021:

Audit Fees	$125,000
Tax Fees	15,000

Total Fees	$140,000

Pre-Approval of Audit and Non-Audit Services Provided to the Company

As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor in order to assure that the performance of these services does not impair the auditor’s independence from the Company. Accordingly, the Audit Committee has adopted a Pre-Approval of Independent Auditor Services Policy (the “Policy”), which sets forth the conditions and procedures governing the pre-approval of services that the Independent Auditor proposes to provide. Our independent auditor has reviewed the Policy and has confirmed that the implementation of the Policy will not adversely affect its independence.

The Policy describes the audit, audit-related, tax and other services for the Company that have the pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later. The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations.

Annual Approval

On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. The term of any pre-approval is 12 months from the date of the pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later, unless the Audit Committee specifically provides for a different period. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided under the Policy. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services (the “Services Proposal”). The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

Specific Pre-Approval

Specific pre-approval is required for the provision of certain audit services as described in the Policy. In addition, if a service proposed to be performed by the Independent Auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause the Independent Auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

De Minimis Exception

In the event that the Independent Auditor is inadvertently engaged other than by the Audit Committee for a non-audit service, such engagement will not be a violation of the Policy if: (i) any and all such services do not aggregate to more than 5% of total revenues paid by the Company to the Independent Auditor in the fiscal year when services are provided; (ii) the services were not recognized as non-audit services at the time of the engagement; (iii) the services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or one or more designated representatives; and (iv) separate disclosure of the services retroactively approved under this exception is made in accordance with the proxy disclosure rules.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of Deloitte & Touche LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Deloitte & Touche LLP did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining Deloitte & Touche LLP’s independence.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

Set forth below is an index to our consolidated financial statements attached to this Registration Statement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Onex Falcon Direct Lending BDC Fund

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of Onex Falcon Direct Lending BDC Fund (the “Company”) as of December 31, 2021, including the consolidated schedule of investments, as of December 31, 2021, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights (presented in Note 9) for the period from October 1, 2021 (commencement of operations) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in net assets, cash flows and the financial highlights for the period from October 1, 2021 (commencement of operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021, by correspondence with the custodian, loan agents, and borrowers; when replies are not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2022

We have served as the Company’s auditor since 2021.

Onex Falcon Direct Lending BDC Fund

Consolidated Statement of Assets and Liabilities

As of December 31, 2021
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $241,056,450)	$240,800,172
Cash and cash equivalents	85,376,644
Interest and other receivables	1,407,645
Principal paydown receivables	481,034
Deferred financing costs (net of $93,782 in amortized expenses)	1,212,383
Deferred offering costs (net of $31,698 in amortized expenses)	95,093
Prepaid other expenses	158,708

Total Assets	$329,531,679

Liabilities:
Credit facility (Note 5)	117,000,000
Due to Adviser	2,009,680
Management fees payable (Note 4)	761,633
Taxes payable	80,550
Interest payable	154,524
Investments payable (Note 3)	14,893,750

Total Liabilities	$134,900,137

Commitments and Contingencies (Note 7)	—

Net Assets:
Common Shares, $0.001 par value; unlimited shares authorized, 7,772,200 shares issued and outstanding as of December 31, 2021	7,772

Additional paid-in capital	194,861,143
Total distributable (accumulated) earnings (losses)	(237,373)

Total Net Assets	$194,631,542

Total Liabilities and Net Assets	$329,531,679

Net Asset Value Per Share	$25.04

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statement of Operations

For the period from October 1, 2021 (commencement of operations) to December 31, 2021
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$3,301,395
Other income	239,285

Total investment income from non-controlled, non-affiliated investments and cash equivalents:	3,540,680

Total Investment Income	3,540,680

Expenses:
Management fees	761,633
Organizational and offering fees (Note 2)	1,063,211
Deferred financing expense	93,782
Professional fees	449,509
Directors’ fees and expenses	45,000
Interest expenses	154,636
Other general and administrative expenses	290,229

Total Expenses	2,858,000
Less: expense support from Adviser	(1,398,234)

Net Expenses	1,459,766

Net Investment Income (Loss)	2,080,914

Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	14,923

Total net realized gains/(losses)	14,923

Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	(256,279)

Total net change in unrealized appreciation/(depreciation)	(256,279)

Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(241,356)

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,839,558

Basic and diluted net investment income (loss) per common share	$0.30

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.26

Weighted Average Common Shares Outstanding—Basic and Diluted (Note 8)	6,972,902

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

For the period from October 1, 2021 (commencement of operations) to December 31, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$2,080,914
Total net realized gains/(losses)	14,923
Total net change in unrealized appreciation/(depreciation)	(256,279)

Net Increase (Decrease) in Net Assets Resulting from Operations	1,839,558

Decrease in Net Assets Resulting from Shareholder Distributions
Dividends and distributions to shareholders	(2,076,931)

Net Decrease in Net Assets Resulting from Shareholder Distributions	(2,076,931)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	192,872,532
Reinvestment of distributions	1,996,383

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	194,868,915

Total Increase (Decrease) in Net Assets	194,631,542
Net Assets, Beginning of Period	—

Net Assets, End of Period	$194,631,542

Net asset value per share	$25.04

Common shares outstanding at the beginning of the period	—
Issuance of common shares	7,692,345
Shares issued in reinvestment of distributions	79,855

Common shares outstanding at the end of the period	7,772,200

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Cash Flows

For the period from October 1, 2021 (commencement of operations) to December 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,839,558
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	256,279
Net realized (gains)/losses on investments	(14,923)
Net accretion of discount on investments	(404,971)
Purchases and drawdowns of investments	(260,706,815)
Sales and maturities of and principal paydowns on investments	20,070,258
Changes in operating assets and liabilities:
Interest and other receivables	(1,407,645)
Principal paydown receivables	(481,034)
Deferred financing costs	(1,212,383)
Deferred offering costs	(95,093)
Prepaid other expenses	(158,708)
Due to Adviser	2,009,680
Interest payable	154,524
Management fees payable	761,633
Taxes payable	80,550
Investments payable	14,893,750

Net cash provided by (used in) operating activities	(224,415,340)

Cash Flows from Financing Activities:
Borrowings on credit facility	119,801,505
Payments on credit facility	(2,801,505)
Distributions paid in cash	(2,076,931)
Proceeds from issuance of common shares	194,868,915

Net cash provided by (used in) financing activities	309,791,984

Net increase (decrease) in cash and cash equivalents	85,376,644
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$85,376,644

Supplemental and Non-Cash Information
Cash paid for interest	$112

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

As of December 31, 2021

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/Expiration Date	Principal / Units	Cost(1)	Fair Value(2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments(4,5)
AmeriTex Pipe Term Loan(7)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	$19,427,163	$19,056,996	$19,038,620	9.8%
AmeriTex Pipe Delayed Draw Term Loan(6)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	7,750,000	1,880,126	1,871,923	1.0%
AmeriTex Pipe Revolving Loan(6,7)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	3,576,923	2,793,786	2,790,000	1.4%
APT Opco Term Loan	Healthcare & Pharmaceuticals	LIBOR (3 months) + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	20,238,095	19,834,301	19,833,333	10.2%
APT Opco Delayed Draw Term Loan(6)	Healthcare & Pharmaceuticals	LIBOR (3 months) + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	4,761,905	(47,410)	(47,619)	0.0%
Bullhorn 1st Amendment Term Loan(7)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	4,643,265	4,620,462	4,620,048	2.4%
Bullhorn Delayed Draw Term Loan(6)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	10,345,000	(50,218)	(51,725)	0.0%
Connect America.Com Term Loan(3,7)	Healthcare & Pharmaceuticals	LIBOR (3 months) + 7.00%	1.00%	8.00%	10/1/2021	6/30/2026	20,981,522	20,576,005	20,666,799	10.6%
GS Acquisitionco Term Loan	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	7,987,669	7,949,243	7,947,731	4.1%
GS Acquisitionco Delayed Draw Term Loan(6)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	6,992,000	(16,921)	(34,960)	0.0%
Hy Cite Enterprises Term Loan(7)	Consumer goods: Durable	LIBOR (1 month) + 8.00%	1.00%	9.00%	11/12/2021	11/12/2026	29,812,500	28,934,591	28,918,124	14.9%
IEC Term Loan(7)	Services: Consumer	LIBOR (1 month) + 7.50%	1.00%	8.50%	12/17/2021	12/26/2026	28,000,000	27,302,081	27,300,000	14.0%
Jackson Paper Manufacturing Term Loan(3,7)	Forest Products & Paper	LIBOR (1 month) + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	12,316,667	12,051,021	12,039,542	6.2%
Jackson Paper Manufacturing Revolving Loan(6)	Forest Products & Paper	LIBOR (1 month) + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	1,333,333	(28,458)	(30,000)	0.0%
KeyData Associates Term Loan(3,7)	Services: Business	CDOR (1 month) + 7.00%	1.00%	8.00%	10/1/2021	7/16/2026	11,220,028	10,897,860	10,957,173	5.6%
KNS Acquisition Term Loan(7)	Consumer goods: Non- durable	LIBOR (3 months) + 6.25%	0.75%	7.00%	11/16/2021	4/21/2027	14,906,250	14,893,828	14,651,577	7.5%
Medallia Term Loan(7)	High Tech Industries	LIBOR (3 months) + 6.75%	0.75%	7.50%	10/29/2021	10/29/2028	17,729,688	17,384,063	17,375,094	8.9%
S4T Holdings Term Loan(7)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	15,454,545	15,184,731	15,184,091	7.8%

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/Expiration Date	Principal / Units	Cost(1)	Fair Value(2)	Percentage of Net Assets
S4T Holdings Delayed Draw Term Loan(6)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	4,545,455	(33,998)	(79,545)	0.0%
Schumacher Electric Term Loan(3,7)	Automotive	LIBOR (3 months) + 7.00%	1.00%	8.00%	10/1/2021	6/1/2027	14,925,000	14,781,268	14,775,376	7.6%
WSP Midco Term Loan(3,7)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	18,952,934	18,587,026	18,573,876	9.5%
WSP Midco Delayed Draw Term Loan(6)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2023	3,401,460	(57,357)	(68,029)	0.0%
WSP Midco Revolving Loan(6)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	850,365	(16,238)	(17,007)	0.0%

Total Senior Secured Loan Debt Investments							280,151,767	$236,476,788	$236,214,422	121.5%

Equity Investments
KeyData Associates—Class A(3)	Services: Business				10/1/2021	N/A	1,250,000	$979,662	$985,750	0.5%
S4T Holdings	Sovereign & Public Finance				12/27/2021	N/A	200	200,000	200,000	0.1%
WSP Midco LLC Series A Shares(3)	Wholesale				10/1/2021	N/A	3,400	$3,400,000	$3,400,000	1.7%

Total Equity Investments							1,253,600	$4,579,662	$4,585,750	2.3%

Total Non-Controlled/Non-Affiliated Investments								$241,056,450	$240,800,172	123.8%

Liabilities in Excess of Other Assets									(46,168,630)	-23.8%

Net assets									$194,631,542	100.0%

CDOR—Canadian Dollar Offered Rate

LIBOR—London Interbank Offered Rate

SOFR—Secured Overnight Financing Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 3).

(3)	This investment was purchased as part of the Forward Purchase Agreement (Note 4)

(4)	Variable rate security; rate shown is the rate in effect on December 31, 2021. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(5)

Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European or other banks such as the CDOR, LIBOR, or SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(6)	Please see Note 7 for details on unfunded commitments.

(7)	Assets pledged to lenders as collateral.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Notes to Consolidated Financial Statements

Note 1. ORGANIZATION

Organization

Onex Falcon Direct Lending BDC Fund (the “Company”) is a Delaware statutory trust formed on April 27, 2021, and commenced operations on October 1, 2021. The Company is a non-diversified, closed-end management investment company that filed an election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), as amended.

Onex Falcon Investment Advisors, LLC, (the “Adviser”) is our investment adviser. The Adviser, subject to the overall supervision of our Board of Trustees, manages the day-to-day operations of the Company and will provide investment advisory services to the Company.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We will seek to make investments in first-lien senior secured loans, and unsecured loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $75 million annually, and even though the Company will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in senior secured loans including first-lien loans and unitranche loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in total return swaps (“TRS”), which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. Subscriptions to purchase Common Shares may be made on an ongoing basis, based on the NAV per share as determined as of the last day of the preceding quarter, or if intra-quarter, based on the NAV per share as determined as of the last day of the preceding month.

Fiscal Year End

The Company’s fiscal year ends on December 31.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Statement of Assets and Liabilities has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company intends to be considered an investment company under U.S. GAAP and will follow the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946 and pursuant to Regulation S-X and Regulation S-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could be material.

Cash and Cash Equivalents

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. As of December 31, 2021, there is no restricted cash.

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current year, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax year remains subject to examination and adjustment by tax authorities.

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses on investments are calculated using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are recognized.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (1) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the date of valuation; and (2) purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

Valuation Procedures

The Board of Trustees determines fair value of the Company’s investments on at least a quarterly basis or at such other times when it feels it would be appropriate to do so given the circumstances.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board of Trustees, with the assistance of the Adviser and its senior investment team and independent valuation agent, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board of Trustees.

A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Financial Accounting Standards Board Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures (“ASC 820”) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below.

•	Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•

Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

•

Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

Under ASC 820, fair value measurement assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, excluding transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board of Trustees.

As part of the valuation process, we utilize the methodologies in the guidance ASC 820, in estimating fair value of investments with the intent to have all investments in portfolio companies reported at fair value on a consistent, transparent and prudent basis after taking account of all available information about the business and its market. GAAP provides a consistent definition of fair value which focuses on exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of readily ascertainable market values, the Manager will use valuation techniques consistent with the market, income and cost approaches, in order to estimate the fair value of investments. One such method often used is the “market approach” which utilizes comparable company transactions or performance multiple inputs, as the primary technique to estimate the fair value of its investments in private companies. In certain circumstances, however, other valuation methodologies may be more appropriate, which include discounting cash flows, considering bona fide acquisition offers for the investment, valuing net assets, and industry-specific benchmarking. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board of Trustees or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the outstanding principal and interest. Non-accrual loans may be restored to accrual status when past due principal and interest is paid current and are likely to remain current based on management’s judgment.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Loan origination fees, original issue discount and market discount are capitalized, and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Payment-in-Kind Interest

Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income and generally becomes due at maturity. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected the cash.

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a prepaid asset.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services, printing, consulting services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include legal expenses related to the preparation of the Company’s registration statement. Offering costs are capitalized as deferred offering expenses and are amortized over twelve months from incurrence.

Earnings per Share

Basic earnings per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of common stock outstanding during the period. Diluted earnings per share is calculated in the same manner, with further adjustments to reflect the dilutive effect of common stock equivalents outstanding.

Dividends to Common Shareholders

Distributions to the Company’s shareholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon earnings estimated by the Adviser. Net realized capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Company has adopted an “opt out” distribution reinvestment plan (“DRP”) for its shareholders. As a result, if the Company makes a cash dividend, its shareholders will have their cash dividends reinvested in additional shares of the Company’s common stock, including fractional shares as necessary, unless they specifically “opt out” of the DRP to receive the distribution in cash. Under the DRP, cash distributions to participating shareholders will be reinvested in additional shares of the Company’s common stock at a purchase price equal to the net asset value per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared.

The Company may distribute taxable dividends that are payable in cash or shares of its common stock at the election of each shareholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of shareholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many shareholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). If the Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

Note 3. Investments

The following table shows the Company’s portfolio by security type at December 31, 2021:

	December 31, 2021
	Amortized Cost	Fair Value
Senior Secured Loan Debt Instruments	$236,476,788	$236,214,422
Equity Investments	4,579,662	4,585,750

Total Investments	$241,056,450	$240,800,172

The geographical concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2021 (percentages are based on net assets and do not include liabilities in excess of other assets):

	December 31, 2021
	Fair Value	Percentage
Canada	$11,942,923	6.1%
United States	228,857,249	117.7%

Total	$240,800,172	123.8%

The industry concentrations based on the fair value of the Company’s investment portfolio as of December 31, 2021 (percentages are based on net assets and do not include liabilities in excess of other assets):

	December 31, 2021
	Fair Value	Percentage
Healthcare & Pharmaceuticals	$40,452,513	20.8%
High Tech Industries	29,856,188	15.4%
Consumer goods: Durable	28,918,124	14.9%
Services: Consumer	27,300,000	14.0%
Construction & Building	23,700,543	12.2%
Wholesale	21,888,840	11.2%
Sovereign & Public Finance	15,304,546	7.9%
Automotive	14,775,376	7.6%
Consumer goods: Non-durable	14,651,577	7.5%
Forest Products & Paper	12,009,542	6.2%
Services: Business	11,942,923	6.1%

Total	$240,800,172	123.8%

At December 31, 2021 the total amount of non-qualifying assets was approximately 5% of total assets. These assets were made up of our investment in Bullhorn and KeyData Associates term loans.

Affiliate Investments:

As of December 31, 2021, there were no investments in affiliates.

Investments Payable:

The Company records investments on trade date. As of December 31, 2021, the company has two unsettled trades which are reflected as Investments payable on the Consolidated Statement of Assets and Liabilities.

Fair Value Measurements:

The following table summarizes the fair value of investments by fair value hierarchy levels provided by ASC 820: Fair Value as of December 31, 2021:

	Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$—	$14,651,577	$221,562,845	$236,214,422
Equity Investments	—	—	4,585,750	4,585,750

Total	$—	$14,651,577	$226,148,595	$240,800,172

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the period ended December 31, 2021.

Senior Secured Loan Debt Instruments	For the period ended December 31, 2021
Fair value, beginning of period	$—
Purchases of investments	241,139,652
Proceeds from principal pre-payments and sales of investments	(19,976,509)
Realized gain (loss)	14,845
Net change in unrealized appreciation/(depreciation)	(20,115)
Net accretion of discount on investments	404,972
Transfers into (out of) Level 3	—

Fair value, end of period	$221,562,845

Equity Investments	For the period ended December 31, 2021
Fair value, beginning of period	$—
Purchases of investments	4,579,663
Proceeds from principal pre-payments and sales of investments	—
Realized gain (loss)	—
Net change in unrealized appreciation/(depreciation)	6,087
Net accretion of discount on investments	—
Transfers into (out of) Level 3	—

Fair value, end of period	$4,585,750

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the period ended December 31, 2021.

Net Change in Unrealized Appreciation/(Depreciation)	For the period ended December 31, 2021
Senior Secured Loan Debt Instruments	$(20,115)
Equity Investments	6,087

Total	$(14,028)

As a BDC, the Company is required to invest primarily in the debt and equity of non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. Investment values derived by a third party pricing service are generally deemed to be Level III values. For those that have observable trades, the Company considers them to be Level II.

The disclosure below excludes investments for which the determination of fair value is based on prices from recent market transactions of approximately $187 million at December 31, 2021. As of December 31, 2021, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Investment type	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Unitranche	$39,155,638	Discounted cash flow—Yield Build—Up	Discount Rate	7.79% - 9.00%	8.42%

Note 4. Related Party Transactions

Administration Agreement

Pursuant to an agreement between the Company and the Adviser effective September 16, 2021 (the “Administration Agreement”), the Adviser is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Adviser performs, oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports and other materials filed with the SEC or any other regulatory authority. In addition, the Adviser assists the Company in determining and publishing the Company’s net asset value per share (“NAV”), overseeing the preparation and filing of tax returns and the printing and dissemination of reports and other materials to the Company’s shareholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

Payments under the Administration Agreement are equal to the Company’s allocable portion of the Adviser’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Adviser is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance.

Advisory Agreement

The Adviser serves as the Company’s investment adviser pursuant to an investment advisory agreement between the Company and the Adviser effective September 16, 2021 (the “Advisory Agreement”). The principal executive offices of our Adviser are located at 21 Custom House Street, 10th Floor, Boston, MA 02110. Pursuant to the Advisory Agreement, the Adviser will manage the Company on a day-to-day basis and will be responsible for sourcing, reviewing and structuring investment opportunities for the Company, underwriting and performing due diligence on the Company’s investments and monitoring the Company’s investment portfolio on an ongoing basis.

The Company will pay the Adviser a base management fee at an annual rate of 1.25% of the Company’s total assets (excluding cash and cash equivalents) payable quarterly in arrears. The Company will also pay the Adviser incentive fees based on income and capital gains, as described below. As of December 31, 2021, the Advisor has earned $761,633, which reflected as Management fee payable on the Consolidated Statement of Assets and Liabilities.

The incentive fee consists of two parts, as follows:

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on the Company’s income (such fee referred to herein as the “Subordinated Incentive Fee on Income”) and a portion is based on the Company’s capital gains (such fee referred to herein as the “Incentive Fee on Capital Gains”), each as described below.

(1) The Subordinated Incentive Fee on Income will be determined and paid quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after July 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commences on or after July 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return Amount (as defined below) in respect of the Trailing Twelve Quarters. The Preferred Return Amount will be determined on a quarterly basis, and will be calculated by multiplying 1.75% by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Preferred Return Amount will be calculated after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for Company subscriptions and distributions during the applicable calendar quarter. Subject to Section 4(b)(ii) below, the amount of the Subordinated Incentive Fee on Income that will be paid to the Adviser for a particular quarter will equal the excess of the Subordinated Incentive Fee on Income so calculated less the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser, in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) (the “Ordinary Income”) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Subordinated Incentive Fee on Income and the Incentive Fee on Capital Gains). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

The calculation of the Subordinated Incentive Fee on Income for each quarter is as follows:

(A) No Subordinated Incentive Fee on Income shall be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Preferred Return Amount;

(B) 100% of the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Preferred Return Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.0588% by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.0588% per quarter during the Trailing Twelve Quarters; and

(C) For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Subordinated Incentive Fee on Income shall equal 15.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Preferred Return Amount and Catch-Up Amount will have been achieved.

The Subordinated Incentive Fee on Income is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no Subordinated Incentive Fee on Income to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Subordinated Incentive Fee on Income calculated in accordance with Section 4(b)(i) above, the Company shall pay the Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Subordinated Incentive Fee on Income calculated in accordance with Section 4(b)(i) above, the Company shall pay the Adviser the Subordinated Incentive Fee on Income for such quarter. Incentive fees will be waived by the Adviser until June of 2022.

(2) The Incentive Fee on Capital Gains shall be determined and payable in arrears as of the end of each calendar year (or upon termination of this Agreement). This fee shall equal 15.0% of the Company’s realized capital gains on a cumulative basis from July 1, 2021, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

The Investment Advisory Agreement will be in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price and quantity are the only negotiated terms. On June 2, 2021, the Company filed an application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $847,610.

Expense Support Agreement

On September 15, 2021, the Company entered into the Expense Support Agreement with the Adviser, the purpose of which is to ensure that no portion of distributions made to the Company’s shareholders will be paid from the Company’s offering proceeds or borrowings (the “Distribution Objective”).

Commencing with the fourth quarter of 2021 and on a quarterly basis thereafter, the Adviser will pay on behalf of or reimburse the Company for operating expenses in an amount sufficient to meet the Distribution Objective. Any payment so required to be made by the Adviser is referred to herein as an “Expense Payment.”

The Adviser’s obligation to make an Expense Payment becomes a liability of the Adviser, and the right to such Expense Payment becomes an asset of the Company, no later than the last business day of the applicable calendar quarter. The Expense Payment for any calendar quarter shall, as promptly as possible, be: (i) paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or (ii) offset against amounts due from the Company to the Adviser.

Pursuant to the Expense Support Agreement, “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses), and (iii) dividends and other distributions paid to or otherwise earned by the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above.)

Following any calendar quarter in which Available Operating Funds exceed the cumulative distributions paid to the Company’s shareholders in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating funds”), the Company shall pay such Excess Operating Funds, or a portion thereof in accordance with the stipulation below, as applicable, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed or waived. Any payments required to be made by the Company pursuant to the preceding sentence are referred to herein as a “Reimbursement Payment.”

The amount of the Reimbursement Payment for any calendar quarter will be equal to the lesser of (i) the Excess Operating Funds in such calendar quarter, and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Adviser. No Reimbursement Payment shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. For purposes of the Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

The Company’s obligation to make a Reimbursement Payment becomes a liability to the Company, and the right to such Reimbursement Payment becomes an asset of the Adviser, no later than the last business day of the applicable calendar quarter. The Reimbursement Payment for any calendar quarter shall, as promptly as possible, be paid by the Company to the Adviser in any combination of cash or other immediately available funds. Any Reimbursement Payments shall be deemed to have reimbursed the Adviser for Expense Payments in chronological order beginning with the oldest Expense Payment eligible for reimbursement.

The Expense Support Agreement may be terminated at any time, without penalty, by the Company or the Adviser, with or without notice. The Expense Support Agreement automatically terminates in the event of (a) the termination by the Company of the Investment Advisory Agreement, or (b) the Board determines to dissolve or liquidate the Company.

For the period ended December 31, 2021, the total Expense Payment provided to the Company by the Adviser was $2.9 million, which includes eligible recoveries of approximately $1.4 million from the Adviser under the Expense Support Agreement for organization and offering costs and operating expenses paid on behalf of the Company prior to commencement of operations. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of December 31, 2021. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through
December 31, 2021	2,858,000	1,459,766	1,398,234	December 31, 2024

Forward Purchase Agreement

On September 15, 2021, the Company entered into a forward purchase agreement with Onex Credit Finance II Corporation (“the Forward Purchase Agreement”) to acquire a select portfolio of investments consisting of funded debt investments, future funding obligations and equity investments (the “Initial Portfolio”).

On September 15, 2021 (the “Valuation Date”), the Forward Purchase Agreement and the Transfer Value were approved by the Company’s Board of Trustees (which include a majority of Independent Trustees). See Item 1A— “Risk Factors—Risks and Potential Conflicts of Interest Related to the Initial Portfolio Transaction.”

On October 1, 2021 (the “Transfer Date”), the Company purchased the Initial Portfolio in the amount of $99,178,431 from Onex Credit Finance II Corporation based on the Forward Purchase Agreement. The purchase price was adjusted for any principal amortization on the investments that had occurred between the Valuation Date and the date on which the Initial Portfolio was sold to the Company (the “Transfer Date”).

Potential Conflicts of Interest

The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same, related or an unrelated line of business as the Company does. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may or may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

Payment of Expenses under the Advisory and Administration Agreements

Under our Advisory and Administration Agreements, the Adviser maintains investment professional staff within its organization and their compensation is paid for by the Adviser. We will bear all other expenses, as listed in the Advisory and Administration Agreements.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. The Company will reimburse the Adviser or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the Company’s expenses will ultimately be borne by shareholders.

Note 5. Borrowings

On October 4, 2021, the Company’s entered into an asset backed credit facility (the “ABL”) with Société Générale (“SG”) in order to facilitate investments, the timely payment of expenses and other purposes. The maximum financing available under the ABL is $100,000,000 with a maturity date of October 2, 2026.

On December 27, 2021, the Company increased the ABL by an additional $100,000,000, for a total ABL of $200,000,000 as of December 31, 2021.

Certain assets have been pledged as collateral, as indicated within the Consolidated Schedule of Investments.

Interest expense is calculated on the borrowed amount of each draw and the base index rate for the period, as well as the unused fee on any undrawn balance. Deferred financing costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized over the expected term of the borrowing. For the period ended December 31, 2021, interest expense and amortization on debt issuance costs was approximately $248,418, on total debt outstanding of $117,000,000. Average debt outstanding was approximately $11 million with an average interest rate of 2.35%. As of December 31, 2021, the Company was paying weighted average interest at 2.36% per year on its outstanding borrowings. The Company’s asset coverage ratio of total assets to total borrowings was 266%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

Due to the short-term nature of the ABL, the outstanding principal balance approximates fair value. The fair value of the ABL would be categorized as Level 3.

Note 6. Distributable Taxable Income:

Effective December 31, 2021, the Company elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its shareholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2021). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. The Company had no such reclassifications for the year ended December 31, 2021.

As of December 31, 2021, the cost basis for federal income tax purposes and the components of accumulated earnings on tax basis were as follows:

Period Ended December 31, 2021
Cost of investments	$241,056,450

Gross tax unrealized appreciation	156,194
Gross tax unrealized depreciation	(412,473)

Net tax unrealized appreciation (depreciation)	(256,279)

Undistributed ordinary income (loss)	18,906
Undistributed long-term capital gains (losses)	—

Total distributable earnings	18,906

Other distributable (accumulated) gains (losses)	—

Total distributable (accumulated) earnings (losses)	$(237,373)

The tax character of distributions paid during the period ended December 31, 2021 was as follows:

Onex Falcon Direct Lending BDC Fund
Year Ended December 31, 2021
Distributions paid from:
Ordinary Income(1)	$2,076,931
Long Term Capital Gains(2)	—

Total Distributions Paid	$2,076,931

(1)

(Unaudited) Includes 86.21% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Section 871(k) of the Code.

(2)	Designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3).

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2021, the Company had no capital loss carryforwards.

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s current year tax return. The Company’s inception to date tax years remain subject to examination by federal, state and local tax authorities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 7. Commitments and Contingencies

As of December 31, 2021, the Company had an aggregate of $38,882,529 of unfunded delayed draw term loan and revolver commitments to provide debt financing to its portfolio companies. The Company believes that it has sufficient cash and other liquid assets to satisfy the unfunded commitments.

In the normal course of its business, the Company may enter into contracts that require it to make certain representations and warranties and which provide for general indemnifications. Given that these would involve future claims against the Company that have not yet been made, the Company’s potential exposure under these arrangements is unknown. Based upon past experience, management expects the risk of loss under these indemnification provisions to be remote.

Note 8. Shareholders Equity

During the year ended December 31, 2021, the Company issued 79,855 shares of common stock under its dividend reinvestment plan. For the year ended December 31, 2021, the Company also issued 7,692,345 shares under its subscription agreement. The total number of shares of the Company’s common stock outstanding as of December 31, 2021, was 7,772,200.

Note 9. Financial Highlights

The following are the financial highlights for a common share outstanding during the three months ended December 31, 2021.

For the period ended December 31, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$25.00
Results of Operations:
Net Investment Income (Loss)(1)	0.30
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	0.01

Net Increase (Decrease) in Net Assets Resulting from Operations	0.31

Distributions to Common Shareholders
Distributions from Net Investment Income	(0.27)

Net Decrease in Net Assets Resulting from Distributions	(0.27)

Net Asset Value, End of Period	$25.04

Total Return(2)	1.24%

Ratios
Ratio of total expenses to average net assets(3)	4.24%
Ratio of net expenses to average net assets(3)	1.36%
Ratio of net investment income (loss) to average net assets before expense support from Adviser(3)	3.05%
Ratio of net investment income (loss) to average net assets after expense support from Adviser(3)	5.93%
Portfolio turnover(4)	8.33%

Supplemental Data
Weighted-average shares outstanding	6,972,902
Shares outstanding, end of period	7,772,200
Net assets, end of period	$194,631,542
Year of formation	2021

(1)	The per common share data was derived using weighted average shares outstanding.
(2)

Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common shareholders. Total return is not annualized and does not include a sales load.

(3)

The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period, the Company incurred $1,063,211 of Organizational and offering fees, which were deemed to be non-recurring.

(4)	Portfolio turnover is not an annualized amount.

Note 10. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 31, 2022, the date the financial statements were available to be issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure as of December 31, 2021, except as disclosed below.

On January 3, 2022, the Company entered into a subscription agreement with certain investors providing for the private placement of the Company’s common stock pursuant to a Private Offering, in which certain investors committed to purchase 2,514,909 common shares at $25.04 per share, for an aggregate amount of $62,973,318.

On January 21, 2022, the Board of Trustees appointed Omer Masud as President of the Company.

On January 31, 2022, the Company invested in an add-on term loan with Medallia, Inc, with a commitment amount of $1,944,444. $1,652,778 of the commitment amount is a funded term loan. The remaining $291,667 of the commitment is unfunded and represents a delayed draw term loan that is valid for 45 days after closing.

On February 1, 2022, the Company invested in a term loan with Keystone Purchaser, LLC with a commitment amount of $15,000,000.

On February 4, 2022, the Company invested in a term loan with Amplity Parent, Inc, with a commitment amount of $25,000,000. $22,772,968 of the commitment amount is a funded term loan. The remaining $2,227,032 of the commitment is unfunded and represents a revolving credit facility that is coterminous with the term loan maturity of January 31, 2027.

On February 9, 2022, the Company invested in a term loan with Spark DSO, LLC, with a commitment amount of $25,000,000. $18,333,333 of the commitment amount is a funded first lien term loan. The remaining $6,666,667 of the commitment is unfunded and represents a $4,166,667 delayed draw term loan that is valid for 12 months after closing and a $2,500,000 revolving credit facility coterminous with the term loan maturity of February 9, 2027.

On March 1, 2022, the Company invested in a term loan with Atlas Intermediate III, L.L.C. with a commitment amount of $6,577,778.

On March 18, 2022, the Company invested in Steele Solutions, Inc., with a commitment amount of $19,290,323. $14,129,032 of the commitment amount is a funded term loan. The remaining $5,161,290 of the commitment is an unfunded $3,225,806 delayed draw term loan that is valid for 24 months after closing and a $1,935,484 revolving credit facility, of which $400,000 was funded at closing, and is coterminous with the term loan maturity of March 18, 2027.

On March 23, 2022, the Company invested in a first lien term loan with PDFTron Holdings, Inc., with a commitment amount of $13,042,589.

On March 25, 2022, the Company invested in a term loan with Pansophic Learning Ltd., with a commitment amount of $13,000,000.

On March 29, 2022, the Board of Trustees declared a distribution of $0.34 per share for the first quarter of 2022, payable on April 29, 2022 to shareholders record on March 29, 2022.

EXHIBIT INDEX

Exhibit Index

3.1(a)	Amended and Restated Declaration of Trust(1)

3.1(b)	Second Amended and Restated Declaration of Trust(2)

3.2	Bylaws(1)

4.1	Form of Subscription Agreement(1)

4.2	Description of Securities*

10.1	Investment Advisory Agreement(1)

10.2	Administration Agreement(1)

10.3	Sub-Administration Agreement(1)

10.4	Custody Agreement(1)

10.5	License Agreement(1)

10.6	Dividend Reinvestment Plan(1)

10.7	Forward Purchase Agreement(1)

10.8	Transfer Agency Agreement(1)

10.9	Expense Support and Conditional Reimbursement Agreement(1)

10.10	Credit Facility Agreement(2)

14.1	The Company’s Code of Ethics(2)

14.2	The Adviser’s Code of Ethics(2)

15	Amendment No. 1 to the Loan and Servicing Agreement.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)	Filed herewith.
(1)	Incorporated by reference for Form 10 filed on September 17, 2021.
(2)	Incorporated by referenced to Amendment No. 1 on Form 10 filed on November 15, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

ONEX FALCON DIRECT LENDING BDC FUND

By:	/s/ Eric Rogoff
Name:	Eric Rogoff
Title:	Chief Executive Officer

By:	/s/ Gary Klayn
Name:	Gary Klayn
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Eric Rogoff Eric Rogoff	Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)	March 31, 2022

/s/ Gary Klayn Gary Klayn	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2022

/s/ Kelly Marshall Kelly Marshall	Trustee	March 31, 2022

/s/ Henry van Dyke Henry van Dyke	Trustee	March 31, 2022