Form 10-Q
period 2022-03-31
Onex Falcon Direct Lending BDC Fund
filed 2022-05-13
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The issuer had 11,231,977 shares of common stock, $0.001 par value per share, outstanding as of May 13, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the impact of any future acquisitions or divestitures;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position;

•	the tax status of the enterprises in which we may invest; and

•

other risks, uncertainties, and factors we identify elsewhere in this quarterly report and under “Item 1A. Risk Factors” in our Annual Report on Form 10K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “Annual Report”), and in our other filings that we make with the SEC from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Registration Statement should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in the Annual Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities (Unaudited)

Assets:	As of March 31, 2022	As of December 31, 2021
Non-controlled/non-affiliated investments, at fair value (amortized cost of $352,341,101 and $241,056,450, respectively)	$351,522,795	$240,800,172
Cash and cash equivalents	28,481,199	85,376,644
Restricted cash	612,509	-
Interest and other receivables	3,389,801	1,407,645
Principal paydown receivables	1,410,179	481,034
Deferred financing costs (net of $212,185 and $93,782 in amortized expenses, respectively)	1,323,323	1,212,383
Deferred offering costs (net of $63,395 and $31,698 in amortized expenses, respectively)	63,395	95,093
Prepaid other expenses	105,805	158,708

Total Assets	$386,909,006	$329,531,679

Liabilities:
Credit facility (Note 5)	124,000,000	117,000,000
Distributions payable	3,497,617	-
Due to Adviser (Note 3)	933,712	2,009,680
Management fee payable (Note 3)	1,102,855	761,633
Taxes payable	-	80,550
Interest payable	299,075	154,524
Investments payable	-	14,893,750

Total Liabilities	$129,833,259	$134,900,137

Commitments and Contingencies (Note 10)	-	-

Net Assets:
Common Shares, $0.001 par value; unlimited shares authorized, 10,287,109 and 7,772,200 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10,287	7,772

Additional paid-in capital	257,831,946	194,861,143

Total distributable (accumulated) earnings (losses)	(766,486)	(237,373)

Total Net Assets	$257,075,747	$194,631,542

Total Liabilities and Net Assets	$386,909,006	$329,531,679

Net Asset Value Per Share	$24.99	$25.04

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statement of Operations (Unaudited)

Three Months Ended March 31, 2022
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$6,009,083
Other income	-

Total investment income from non-controlled, non-affiliated investments and cash equivalents:	6,009,083

Total Investment Income	6,009,083

Expenses:
Management fees	1,102,855
Organizational and offering fees (Note 2)	31,698
Deferred financing expense	118,403
Professional fees	288,125
Directors’ fees and expenses	45,000
Interest expenses	480,342
Other general and administrative expenses	432,148

Total Expenses	2,498,571
Less: expense support from Adviser, net	-

Net Expenses	2,498,571

Net Investment Income (Loss)	3,510,512

Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	20,020

Total net realized gains/(losses)	20,020

Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	(562,028)

Total net change in unrealized appreciation/(depreciation)	(562,028)

Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(542,008)

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,968,504

Basic and diluted net investment income (loss) per common share	$0.35

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.29

Weighted Average Common Shares Outstanding - Basic and Diluted (Note 8)	10,083,146

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statement of Changes in Net Assets

(Unaudited)

Three Months Ended March 31, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$3,510,512
Total net realized gains/(losses)	20,020
Total net change in unrealized appreciation/(depreciation)	(562,028)

Net Increase (Decrease) in Net Assets Resulting from Operations	2,968,504

Decrease in Net Assets Resulting from Shareholder Distributions
Dividends and distributions to shareholders	(3,497,617)

Net Decrease in Net Assets Resulting from Shareholder Distributions	(3,497,617)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	62,973,318
Reinvestment of distributions	-

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	62,973,318

Total Increase (Decrease) in Net Assets	62,444,205
Net Assets, Beginning of Period	194,631,542

Net Assets, End of Period	$257,075,747

Net asset value per share	$24.99

Common shares outstanding at the beginning of the period	7,772,200
Issuance of common shares	2,514,909
Shares issued in reinvestment of distributions	-

Common shares outstanding at the end of the period	10,287,109

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2022	For the period from October 1, 2021 (commencement of operations) to December 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,968,504	$1,839,558
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	562,028	256,279
Net realized (gains)/losses on investments	(20,020)	(14,923)
Net accretion of discount on investments and non-cash interest income	(670,762)	(404,971)
Purchases and drawdowns of investments	(114,746,073)	(260,706,815)
Sales and maturities of and principal paydowns on investments	4,152,204	20,070,258
Changes in operating assets and liabilities:
Interest and other receivables	(1,982,156)	(1,407,645)
Principal paydown receivables	(929,145)	(481,034)
Deferred financing costs	(110,940)	(1,212,383)
Deferred offering costs	31,698	(95,093)
Prepaid other expenses	52,903	(158,708)
Due to Adviser	(1,075,968)	2,009,680
Interest payable	144,551	154,524
Management fees payable	341,222	761,633
Taxes payable	(80,550)	80,550
Investments payable	(14,893,750)	14,893,750

Net cash provided by (used in) operating activities	(126,256,254)	(224,415,340)

Cash Flows from Financing Activities:
Borrowings on credit facility	110,000,000	119,801,505
Payments on credit facility	(103,000,000)	(2,801,505)
Distributions to shareholders	-	(2,076,931)
Proceeds from issuance of common shares	62,973,318	194,868,915

Net cash provided by (used in) financing activities	69,973,318	309,791,984

Net increase (decrease) in cash and cash equivalents	(56,282,936)	85,376,644
Restricted cash, cash and cash equivalents, beginning of period	85,376,644	-

Restricted cash, cash and cash equivalents, end of period	$29,093,708	$85,376,644

Supplemental and Non-Cash Information
Cash paid during the period for interest	$335,791	$112
Reinvestments of distributions over the period	$-	$1,996,383

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

Cash and cash equivalents	$28,481,199	$85,376,644
Restricted cash	612,509	-

Total restricted cash, cash and cash equivalents	$29,093,708	$85,376,644

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

March 31, 2022

(Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments (4,5)
AmeriTex Pipe Term Loan (7)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	19,181,250	$ 18,856,628	$ 18,797,625	7.3%
AmeriTex Pipe Delayed Draw Term Loan (6,7)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	7,750,000	4,635,433	4,614,231	1.8%
AmeriTex Pipe Revolving Loan (6)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	3,576,923	3,515,045	3,505,385	1.4%
Amplity Term Loan	Healthcare & Pharmaceuticals	LIBOR (1 month) + 6.00%	1.00%	7.00%	2/4/2022	1/31/2027	22,716,036	22,339,503	22,318,505	8.7%
Amplity Revolving Loan	Healthcare & Pharmaceuticals	LIBOR (1 month) + 6.00%	1.00%	7.00%	2/4/2022	1/31/2027	2,227,032	407,655	406,433	0.2%
APT Opco Term Loan (7)	Healthcare & Pharmaceuticals	LIBOR (3 months) + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	20,187,500	19,806,073	19,783,750	7.7%
APT Opco Delayed Draw Term Loan (6)	Healthcare & Pharmaceuticals	LIBOR (3 months) + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	4,761,905	(45,168)	(95,238)	0.0%
Atlas Intermediate III Term Loan	Chemicals, Plastics, & Rubber	LIBOR (3 months) + 5.50%	1.00%	6.50%	3/1/2022	4/29/2025	6,577,778	6,449,672	6,446,222	2.5%
Bullhorn 1st Amendment Term Loan (7)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	9,691,573	9,647,635	9,643,116	3.7%
Bullhorn Delayed Draw Term Loan (6)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	5,275,950	(24,221)	(26,380)	0.0%
Connect America.Com Term Loan (3,7)	Healthcare & Pharmaceuticals	LIBOR (3 months) + 7.00%	1.00%	8.00%	10/1/2021	6/30/2026	20,928,804	20,548,284	20,562,550	8.0%
GS Acquisitionco Term Loan (7)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	7,967,339	7,932,181	7,927,502	3.1%
GS Acquisitionco Delayed Draw Term Loan (6)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	6,992,000	(15,947)	(34,960)	0.0%
GSM Holdings Incremental Term Loan	Services: Consumer	LIBOR (3 months) + 4.50%	1.96%	6.46%	3/25/2022	5/25/2027	13,000,000	12,806,587	12,805,000	5.0%
Hy Cite Enterprises Term Loan (7)	Consumer goods: Durable	LIBOR (1 month) + 8.00%	1.00%	9.00%	11/12/2021	11/12/2026	29,625,000	28,795,856	28,774,763	11.2%
IEC Term Loan (7)	Services: Consumer	LIBOR (1 month) + 7.50%	1.00%	8.50%	12/17/2021	12/26/2026	27,930,000	27,268,231	27,231,750	10.5%
Jackson Paper Manufacturing Term Loan (3,7)	Forest Products & Paper	LIBOR (1 month) + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	12,253,333	12,003,913	11,977,633	4.7%
Jackson Paper Manufacturing Revolving Loan (6)	Forest Products & Paper	LIBOR (1 month) + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	1,333,333	(26,950)	(30,000)	0.0%
KeyData Associates Term Loan (3,7)	Services: Business	CDOR (1 month) + 7.00%	1.00%	8.00%	10/1/2021	7/16/2026	11,317,669	10,886,455	11,090,748	4.3%
Keystone Purchaser Term Loan	Transportation: Cargo	SOFR (3 Months) + 6.25%	1.00%	7.25%	2/1/2022	5/7/2027	14,962,351	14,708,681	14,700,510	5.6%
KNS Acquisition Term Loan (7)	Consumer goods: Non-durable	LIBOR (3 months) + 6.25%	0.75%	7.22%	11/16/2021	4/21/2027	14,812,500	14,801,497	14,512,547	5.6%
Medallia Term Loan (7)	High Tech Industries	LIBOR (3 months) + 6.75%	0.75%	7.72%	10/29/2021	10/29/2028	18,062,119	17,729,205	17,700,877	6.9%
Medallia Incremental Senior Term Loan	High Tech Industries	LIBOR (3 months) + 6.75%	0.75%	7.72%	2/1/2022	10/29/2028	1,672,749	1,640,913	1,639,294	0.6%
PDFTron US Acquisition Term Loan	High Tech Industries	SOFR (1 Month) + 5.50%	1.00%	6.50%	3/23/2022	7/15/2027	13,042,259	12,782,131	12,781,414	5.0%
S4T Holdings Term Loan (7)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	15,415,909	15,163,588	15,146,131	5.9%
S4T Holdings Delayed Draw Term Loan (6)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	4,545,455	(32,318)	(79,545)	0.0%
Schumacher Electric Term Loan (3,7)	Automotive	LIBOR (3 months) + 7.00%	1.00%	8.00%	10/1/2021	6/1/2027	14,887,500	14,765,034	14,738,252	5.7%
Spark DSO Term Loan	Healthcare & Pharmaceuticals	LIBOR (1 month) + 6.00%	1.00%	7.00%	2/9/2022	4/19/2026	18,333,333	18,165,860	18,150,000	7.0%
Spark DSO Delayed Draw Term Loan	Healthcare & Pharmaceuticals	LIBOR (1 month) + 6.00%	1.00%	7.00%	2/9/2022	4/19/2026	4,166,667	-	(41,667)	0.0%
Spark DSO Revolving Loan	Healthcare & Pharmaceuticals	LIBOR (1 month) + 6.00%	1.00%	7.00%	2/9/2022	4/19/2026	2,500,000	(24,164)	(25,000)	0.0%
Steele Solutions Term Loan	Construction & Building	SOFR (3 Months) + 7.00%	0.50%	7.68%	3/18/2022	3/19/2027	14,129,032	13,847,792	13,846,452	5.4%
Steele Solutions Delayed Draw Term Loan	Construction & Building	SOFR (3 Months) + 7.00%	0.50%	7.68%	3/18/2022	3/19/2024	3,225,806	(32,029)	(64,516)	0.0%
Steele Solutions Revolving Loan	Construction & Building	SOFR (3 Months) + 7.00%	0.50%	7.68%	3/18/2022	3/19/2027	1,935,484	(38,413)	(38,710)	0.0%
WSP Midco Term Loan (3,7)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	18,905,314	18,558,934	18,432,681	7.2%
WSP Midco Delayed Draw Term Loan (6)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2023	3,401,460	(46,651)	(85,037)	0.0%
WSP Midco Revolving Loan (6)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	850,365	(15,486)	(21,259)	0.0%

Total Senior Secured Loan Debt Investments							398,141,728	$ 347,761,439	$ 346,991,059	135.0%

Equity Investments - Common Stock
KeyData Associates - Class A (3)	Services: Business				10/1/2021	N/A	1,250,000	$ 979,662	$ 1,200,336	0.4%
S4T Holdings	Sovereign & Public Finance				12/27/2021	N/A	200	200,000	200,000	0.1%
Equity Investments - Private Stock
WSP Midco LLC Series A Shares (3)	Wholesale				10/1/2021	N/A	3,400	3,400,000	3,131,400	1.2%

Total Equity Investments							1,253,600	$ 4,579,662	$ 4,531,736	1.7%

Total Non-Controlled/Non-Affiliated Investments								$ 352,341,101	$ 351,522,795	136.7%

Liabilities in Excess of Other Assets									(94,447,048)	-36.7%

Net assets									$ 257,075,747	100.0%

CDOR - Canadian Dollar Offered Rate

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

(1) The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2) Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 4).

(3) This investment was purchased as part of the Forward Purchase Agreement (Note 3)

(4) Variable rate security; rate shown is the rate in effect on March 31, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

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

(6) Please see Note 10 for details on unfunded commitments.

(7) Assets pledged to lenders as collateral.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2021

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments (4,5)
AmeriTex Pipe Term Loan (7)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	19,427,163	$ 19,056,996	$ 19,038,620	9.8%
AmeriTex Pipe Delayed Draw Term Loan (6)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	7,750,000	1,880,126	1,871,923	1.0%
AmeriTex Pipe Revolving Loan (6,7)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	3,576,923	2,793,786	2,790,000	1.4%
APT Opco Term Loan	Healthcare & Pharmaceuticals	LIBOR (3 months) + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	20,238,095	19,834,301	19,833,333	10.2%
APT Opco Delayed Draw Term Loan (6)	Healthcare & Pharmaceuticals	LIBOR (3 months) + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	4,761,905	(47,410)	(47,619)	0.0%
Bullhorn 1st Amendment Term Loan (7)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	4,643,265	4,620,462	4,620,048	2.4%
Bullhorn Delayed Draw Term Loan (6)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	10,345,000	(50,218)	(51,725)	0.0%
Connect America.Com Term Loan (3,7)	Healthcare & Pharmaceuticals	LIBOR (3 months) + 7.00%	1.00%	8.00%	10/1/2021	6/30/2026	20,981,522	20,576,005	20,666,799	10.6%
GS Acquisitionco Term Loan	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	7,987,669	7,949,243	7,947,731	4.1%
GS Acquisitionco Delayed Draw Term Loan (6)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	6,992,000	(16,921)	(34,960)	0.0%
Hy Cite Enterprises Term Loan (7)	Consumer goods: Durable	LIBOR (1 month) + 8.00%	1.00%	9.00%	11/12/2021	11/12/2026	29,812,500	28,934,591	28,918,124	14.9%
IEC Term Loan (7)	Services: Consumer	LIBOR (1 month) + 7.50%	1.00%	8.50%	12/17/2021	12/26/2026	28,000,000	27,302,081	27,300,000	14.0%
Jackson Paper Manufacturing Term Loan (3,7)	Forest Products & Paper	LIBOR (1 month) + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	12,316,667	12,051,021	12,039,542	6.2%
Jackson Paper Manufacturing Revolving Loan (6)	Forest Products & Paper	LIBOR (1 month) + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	1,333,333	(28,458)	(30,000)	0.0%
KeyData Associates Term Loan (3,7)	Services: Business	CDOR (1 month) + 7.00%	1.00%	8.00%	10/1/2021	7/16/2026	11,220,028	10,897,860	10,957,173	5.6%
KNS Acquisition Term Loan (7)	Consumer goods: Non-durable	LIBOR (3 months) + 6.25%	0.75%	7.00%	11/16/2021	4/21/2027	14,906,250	14,893,828	14,651,577	7.5%
Medallia Term Loan (7)	High Tech Industries	LIBOR (3 months) + 6.75%	0.75%	7.50%	10/29/2021	10/29/2028	17,729,688	17,384,063	17,375,094	8.9%
S4T Holdings Term Loan (7)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	15,454,545	15,184,731	15,184,091	7.8%
S4T Holdings Delayed Draw Term Loan (6)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	4,545,455	(33,998)	(79,545)	0.0%
Schumacher Electric Term Loan (3,7)	Automotive	LIBOR (3 months) + 7.00%	1.00%	8.00%	10/1/2021	6/1/2027	14,925,000	14,781,268	14,775,376	7.6%
WSP Midco Term Loan (3)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	18,952,934	18,587,026	18,573,876	9.5%
WSP Midco Delayed Draw Term Loan (6)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2023	3,401,460	(57,357)	(68,029)	0.0%
WSP Midco Revolving Loan (6)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	850,365	(16,238)	(17,007)	0.0%

Total Senior Secured Loan Debt Investments							280,151,767	$ 236,476,788	$ 236,214,422	121.5%

Equity Investments
KeyData Associates - Class A (3)	Services: Business				10/1/2021	N/A	1,250,000	$ 979,662	$ 985,750	0.5%
S4T Holdings	Sovereign & Public Finance				12/27/2021	N/A	200	200,000	200,000	0.1%
WSP Midco LLC Series A Shares (3)	Wholesale				10/1/2021	N/A	3,400	$ 3,400,000	$ 3,400,000	1.7%

Total Equity Investments							1,253,600	$ 4,579,662	$ 4,585,750	2.3%

Total Non-Controlled/Non-Affiliated Investments								$ 241,056,450	$ 240,800,172	123.8%

Liabilities in Excess of Other Assets									(46,168,630)	-23.8%

Net assets									$ 194,631,542	100.0%

CDOR - Canadian Dollar Offered Rate

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

(1) The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2) Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 4).

(3) This investment was purchased as part of the Forward Purchase Agreement (Note 3)

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

(6) Please see Note 10 for details on unfunded commitments.

(7) Assets pledged to lenders as collateral.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Notes to Consolidated Financial Statements

Note 1. Organization

Onex Falcon Direct Lending BDC Fund (the “Company”,” “we,” “us” or “our”)) is a Delaware statutory trust formed on April 27, 2021, and commenced operations on October 1, 2021. The Company is a non-diversified, closed-end management investment company that filed an election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), as amended. Comparative periods are not presented, as the Company was not operational in the first quarter of 2021.

Onex Falcon Investment Advisors, LLC, (the “Adviser”) is our investment adviser. The Adviser, subject to the overall supervision of the Board of Trustees of the Company (the “Board of Trustees”), manages the day-to-day operations of the Company and will provide investment advisory services to the Company.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We will seek to make investments in first-lien senior secured loans, and unsecured loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $75 million annually, and even though the Company will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in senior secured loans including first-lien loans and unitranche loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in total return swaps (“TRS”), which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. Subscriptions to purchase Common Shares may be made on an ongoing basis, based on the net asset value per share (“NAV”) as determined as of the last day of the preceding quarter, or if intra-quarter, based on the NAV as determined as of the last day of the preceding month.

The Company’s fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The Consolidated Statements of Assets and Liabilities has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the SEC. The Company is considered an investment company under U.S. GAAP and will follow the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946 and pursuant to Regulation S-X and Regulation S-K. The current period’s results of operations are not necessarily indicative of results for a full year.

The Company’s first fiscal year ended on December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates, and such differences could be material.

Cash and Cash Equivalents

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. As of March 31, 2022, we had approximately $.6 million of restricted cash. There was no restricted cash as of December 31, 2021.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board of Trustees, with the assistance of the Adviser and its senior investment team and independent valuation agent, is responsible for determining, in good faith, fair value in accordance with the valuation policy approved by the Board of Trustees.

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

As part of the valuation process, we utilize the methodologies in the guidance ASC 820, in estimating fair value of investments with the intent to have all investments in portfolio companies reported at fair value on a consistent, transparent and prudent basis after taking account of all available information about the business and its market. U.S. GAAP provides a consistent definition of fair value which focuses on exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of readily ascertainable market values, the Adviser will use valuation techniques consistent with the market, income and cost approaches, in order to estimate the fair value of investments. One such method often used is the “market approach” which utilizes comparable company transactions or performance multiple inputs, as the primary technique to estimate fair value of its investments in private companies. In certain circumstances, however, other valuation methodologies may be more appropriate, which include discounting cash flows, considering bona fide acquisition offers for the investment, valuing net assets, and industry-specific benchmarking. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board of Trustees or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.

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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as an asset.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services, printing, consulting services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include legal expenses related to the preparation of the Company’s registration statement. Offering costs are capitalized as deferred offering costs and are amortized over twelve months from incurrence.

Earnings per Share

Basic earnings per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, with further adjustments to reflect the dilutive effect of common share equivalents outstanding.

Dividends to Common Shareholders

Distributions to the Company’s shareholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Trustees and is generally based upon earnings estimated by the Adviser. Net realized capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Company has adopted an “opt out” distribution reinvestment plan (“DRP”) for its shareholders. As a result, if the Company makes a cash dividend, its shareholders will have their cash dividends reinvested in additional shares of the Company including fractional shares as necessary, unless they specifically “opt out” of the DRP to receive the distribution in cash. Under the DRP, cash distributions to participating shareholders will be reinvested in additional shares of the Company at a purchase price equal to the net asset value per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared.

The Company may distribute taxable dividends that are payable in cash or shares at the election of each shareholder. Under certain applicable provisions of the Code and the U.S. Treasury regulations, distributions payable in cash or in shares at the election of shareholders are treated as taxable dividends.

The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many shareholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in shares). If the Company decides to make any distributions consistent with this guidance that are payable in part in its shares, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s shares, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the shares it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company’s shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.

Note 3. Related Party Transactions

Administration Agreement

Pursuant to an agreement between the Company and the Adviser effective September 16, 2021 (the “Administration Agreement”), the Adviser is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Adviser performs, oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports and other materials filed with the SEC or any other regulatory authority. In addition, the Adviser assists the Company in determining and publishing the Company’s NAV, oversees the preparation and filing of tax returns and the printing and dissemination of reports and other materials to the Company’s shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

The Company will pay the Adviser a base management fee at an annual rate of 1.25% of the Company’s total assets (excluding cash and cash equivalents) payable quarterly in arrears. The Company will also pay the Adviser incentive fees based on income and capital gains, as described below. As of December 31, 2021, the Adviser had earned $761,633 in base management fees, which amount is reflected as Management fee payable on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2022, the Adviser has earned $1,102,855 in base management fees, which amount is reflected as Management fee payable on the Consolidated Statements of Assets and Liabilities.

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on the Company’s income (the “Subordinated Incentive Fee on Income”) and a portion is based on the Company’s capital gains (the “Incentive Fee on Capital Gains”), each as described below.

(1) Subordinated Incentive Fee on Income

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

For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) (the “Ordinary Income”) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the Subordinated Incentive Fee on Income and the Incentive Fee on Capital Gains). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The Subordinated Incentive Fee on Income is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no Subordinated Incentive Fee on Income to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Subordinated Incentive Fee on Income calculated in accordance with Section 4(b)(i) above, the Company shall pay the Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Subordinated Incentive Fee on Income calculated in accordance with Section 4(b)(i) above, the Company shall pay the Adviser the Subordinated Incentive Fee on Income for such quarter. The Subordinated Incentive Fee on Income will be waived by the Adviser until June of 2022, and the Incentive Fee on Capital Gains described below will not begin accruing, if applicable, until July 2022.

(2) Incentive Fee on Capital Gains

The Incentive Fee on Capital Gains shall be determined and payable in arrears as of the end of each calendar year (or upon termination of this Agreement). This fee shall equal 15.0% of the Company’s realized capital gains on a cumulative basis from July 1, 2022, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

The Advisory Agreement will be in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board of Trustees, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board of Trustees who are not parties to the Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board of Trustees or by the Adviser.

Co-investment Exemptive Relief

The 1940 Act generally prohibits a BDC from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC has granted the Company such exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) and, subject to certain conditions, proprietary accounts of the Adviser or its affiliates (“Proprietary Accounts”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of its independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies.

Organization and Offering Costs

Under the Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs. Prior to the Company’s commencement of operations, the Adviser initially funded the Company’s organization and offering costs in the amount of $847,610, which amount will be subject to reimbursement by the Company.

Expense Support Agreement

On September 15, 2021, the Company entered into an expense support agreement with the Adviser (the “Expense Support Agreement”), the purpose of which is to ensure that no portion of distributions made to the Company’s shareholders will be paid from the Company’s offering proceeds or borrowings (the “Distribution Objective”).

Commencing with the fourth quarter of 2021 and on a quarterly basis thereafter, the Adviser has paid on behalf of the Company or reimbursed the Company for operating expenses in an amount sufficient to meet the Distribution Objective. Any payment so required to be made by the Adviser is referred to herein as an “Expense Payment.”

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

The Expense Support Agreement may be terminated at any time, without penalty, by the Company or the Adviser, with or without notice. The Expense Support Agreement automatically terminates in the event of (a) the termination by the Company of the Advisory Agreement, or (b) the Board determines to dissolve or liquidate the Company.

For the period ended March 31, 2022, the total Expense Payment provided to the Company by the Adviser was $2.9 million, which includes eligible recoveries of approximately $1.4 million from the Adviser under the Expense Support Agreement for organization and offering costs and operating expenses paid on behalf of the Company prior to commencement of operations. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of March 31, 2022. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through
December 31, 2021	$2,858,000	$1,459,766	$1,398,234	December 31, 2024
March 31, 2022	—	—	—

	$5,356,792	$3,958,558	$1,398,234

Forward Purchase Agreement

On September 15, 2021, the Company entered into a forward purchase agreement with Onex Credit Finance II Corporation (“the Forward Purchase Agreement”) to acquire a select portfolio of investments consisting of funded debt investments, future funding obligations and equity investments (the “Initial Portfolio”).

On September 15, 2021 (the “Valuation Date”), the Forward Purchase Agreement and the Transfer Value were approved by the Company’s Board of Trustees (which include a majority of Independent Trustees). See Item 1A— “Risk Factors.”

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

Payment of Expenses under the Advisory and Administration Agreements

Under our Advisory and Administration Agreements, the Adviser maintains investment professional staff within its organization and their compensation is paid for by the Adviser. We will bear all other expenses of our operations, as listed in the Advisory and Administration Agreements.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. The Company will reimburse the Adviser or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the Company’s expenses will ultimately be borne by Company shareholders.

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan Debt Instruments	$347,761,439	$346,991,059	$236,476,788	236,214,422
Equity Investments	4,579,662	4,531,736	4,579,662	4,585,750

Total Investments	$352,341,101	$351,522,795	$241,056,450	$240,800,172

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2022 and December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of March 31, 2022 and December 31, 2021 (percentages are based on net assets and do not include liabilities in excess of other assets):

	March 31, 2022
	Fair Value	Percentage

Healthcare & Pharmaceuticals	$81,059,333	31.6%
High Tech Industries	49,630,863	19.3%
Construction & Building	40,660,467	15.9%
Services: Consumer	40,036,750	15.5%
Consumer goods: Durable	28,774,763	11.2%
Wholesale	21,457,785	8.4%
Sovereign & Public Finance	15,266,586	6.0%
Automotive	14,738,252	5.7%
Transportation: Cargo	14,700,510	5.6%
Consumer goods: Non-durable	14,512,547	5.6%
Services: Business	12,291,084	4.7%
Forest Products & Paper	11,947,633	4.7%
Chemicals, Plastics, & Rubber	6,446,222	2.5%

Total	$351,522,795	136.7%

	March 31, 2022
	Fair Value	Percentage

Canada	$12,291,084	4.7%
United States	339,231,711	132.0%

Total	$351,522,795	136.7%

	December 31, 2021
	Fair Value	Percentage

Healthcare & Pharmaceuticals	$40,452,513	20.8%
High Tech Industries	29,856,188	15.4%
Consumer goods: Durable	28,918,124	14.9%
Services: Consumer	27,300,000	14.0%
Construction & Building	23,700,543	12.2%
Wholesale	21,888,840	11.2%
Sovereign & Public Finance	15,304,546	7.9%
Automotive	14,775,376	7.6%

Consumer goods: Non-durable	14,651,577	7.5%

Forest Products & Paper	12,009,542	6.2%
Services: Business	11,942,923	6.1%

Total	$240,800,172	123.8%

	December 31, 2021
	Fair Value	Percentage

Canada	$11,942,923	6.1%
United States	228,857,249	117.7%

Total	$240,800,172	123.8%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2022:

	Fair Value Hierarchy as of March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$14,512,547	$332,478,512	$346,991,059
Equity Investments	-	-	4,531,736	4,531,736

Total	$-	$14,512,547	$337,010,248	$351,522,795

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2021:

	Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$14,651,577	$221,562,845	$236,214,422
Equity Investments	-	-	4,585,750	4,585,750

Total	$-	$14,651,577	$226,148,595	$240,800,172

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine fair value as of and for the three months ended March 31, 2022.

	Three months ended March 31, 2022

	Senior Secured Loan Debt Instruments	Equity Investments	Total

Fair value, beginning of period	$221,562,845	$4,585,750	$226,148,595
Purchases of investments	114,698,455	-	119,789,779
Proceeds from principal pre-payments and sales of investments	(4,058,453)	-	(9,102,159)
Realized gain (loss)	20,783	-	20,783
Net change in unrealized appreciation/(depreciation)	(461,316)	(54,014)	(515,330)
Net accretion of discount on investments	716,198	-	716,198
Transfers into (out of) Level 3	-	-	-

Fair value, end of period	$332,478,512	$4,531,736	$337,010,248

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the three months ended March 31, 2022.

Net Change in Unrealized Appreciation/(Depreciation)	Three months ended March 31, 2022
Senior Secured Loan Debt Instruments	$(461,316)
Equity Investments	(54,014)

Total	$(515,330)

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the period ended December 31, 2021.

	For the period ended December 31, 2021

	Senior Secured Loan Debt Instruments	Equity Investments	Total

Fair value, beginning of period	$-	$-	$-
Purchases of investments	241,139,652	4,579,663	245,719,315
Proceeds from principal pre-payments and sales of investments	(19,976,509)	-	(19,976,509)
Realized gain (loss)	14,845	-	14,845
Net change in unrealized appreciation/(depreciation)	(20,115)	6,087	(14,028)
Net accretion of discount on investments	404,972	-	404,972
Transfers into (out of) Level 3	-	-	-

Fair value, end of period	$221,562,845	$4,585,750	$226,148,595

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

As a BDC, the Company is required to invest primarily in the debt and equity of “eligible portfolio companies,” which generally includes companies with market capitalization less than $250 million and includes non-public companies for which there is little, if any, market-observable information. As a result, a significant portion of the Company’s investments at any given time will likely be deemed Level III investments. For those investments that have observable trades but are not traded in active markets, the Company considers them to be Level II. For those investments for which market-observable information is not readily available, the Company considers them to be Level III.

The disclosure below excludes investments for which the determination of fair value is based on prices from recent market transactions of approximately $260 million at March 31, 2022. As of March 31, 2022, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Investment type	Fair Value March 31, 2022	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
First Lien Senior Secured	$74,109,920	Discounted Cash Flow – Yield Build Up	Discount Rate	7.99% - 10.36%	9.74%
Common Equity	$3,131,400	EV Waterfall – Market Multiple	Market Multiple	12.00x – 14.00x	13.00x

The disclosure below excludes investments for which the determination of fair value is based on prices from recent market transactions of approximately $187 million at December 31, 2021. As of December 31, 2021, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Investment type	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Unitranche	$39,155,638	Discounted cash flow— Yield Build—Up	Discount Rate	7.79% - 9.00%	8.42%

Note 5. Borrowings

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

The Loan and Servicing Agreement created a revolving loan and term loan facility in the maximum principal amount of $100 million to advance funds to Borrower to enable Borrower to purchase loans and related assets from the Company, as seller, pursuant to the Sale and Contribution Agreement, or from other non-affiliated third-parties pursuant to open market purchases. The obligation of the lender to make revolving loans to Onex Falcon Direct Lending BDC SPV under the Loan and Servicing Agreement terminate on October 4, 2024, and all amounts borrowed under the Loan and Servicing Agreement must be repaid by October 2, 2026. On December 27, 2021, the Borrower entered into Amendment No. 1 to the Loan and Servicing Agreement with Société Générale to increase the borrowing capacity thereunder by $100 million to a total of $200 million.

Certain Company assets have been pledged as collateral, as indicated within the Consolidated Schedule of Investments.

Debt obligations consisted of the following as of March 31, 2022:

Interest Expense and Amortization on Deferred financing costs	Total Debt Outstanding	Average Debt Outstanding	Average Interest Rate	Weighted Average Interest Rate	Asset Coverage Ratio

$598,745	$124,000,000	$52,766,667	2.56%	2.65%	308%

Debt obligations consisted of the following as of December 31, 2021:

Interest Expense and Amortization on Deferred financing costs	Total Debt Outstanding	Average Debt Outstanding	Average Interest Rate	Weighted Average Interest Rate	Asset Coverage Ratio

$248,418	$117,000,000	$11,000,000	2.35%	2.36%	266%

Due to the short-term nature of the Loan and Servicing Agreement, the outstanding principal balance approximates fair value. The fair value of the Loan and Servicing Agreement would be categorized as Level 3.

For the three months ended March 31, 2022, the components of interest expense were as follows:

Three Months Ended March 31, 2022
Interest expense	$480,342
Amortization of deferred financing costs	118,403

Total interest expense	598,745

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. The Company had no such reclassifications for the three months ended March 31, 2022 or the year ended December 31, 2021.

As of December 31, 2021, the cost basis for federal income tax purposes and the components of accumulated earnings on tax basis were as follows:

Year Ended December 31, 2021
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

ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s current year tax return. The Company’s inception to date tax years remain subject to examination by federal, state and local tax authorities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 7. Share Transactions

The Company is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market, and the Company is a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by the Company quarterly on a continuous basis at a price generally equal to the Company’s quarterly NAV per share; however, the Company may sell Common Shares intra-quarter. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. The Company will not list its Common Shares on a national securities exchange unless the holders of a majority of the outstanding Common Shares vote to approve such listing.

Our initial private offering of Common Shares (the “Private Offering”) is being conducted in reliance on Regulation D under the U.S. Securities Act of 1933, as amended (the “Securities Act”). Investors in our initial private offering are required to be “accredited investors” as defined in Regulation

D of the Securities Act. We will also offer Common Shares offshore in reliance on Regulation S of the Securities Act. Common Shares will be offered for subscription on a continuous basis. Each investor in the Private Offering will purchase Common Shares pursuant to a subscription agreement entered into with us (a “Subscription Agreement”).

Subscriptions to purchase Common Shares may be made on an ongoing basis, but after the commencement of operations, investors may only purchase Common Shares pursuant to accepted subscription orders effective as of the first day of each quarter (based on the NAV as determined as of the previous day, being the last day of the preceding quarter), or if intra-quarter, the first day of a month (based on the NAV as determined as of the previous day, being the last day of the preceding month) and to be accepted, a subscription request including the full subscription amount and payment must be received in good order at least five business days prior to the first day of the quarter or month, as applicable (unless waived by the Adviser).

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

During the quarter ended March 31, 2022, the Company issued 2,514,909 shares under its Subscription Agreements. The total number of the Company’s common shares outstanding as of March 31, 2022, was 10,287,109.

Distributions

The Company may fund its cash distributions to shareholders from any sources of funds available to it, including, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its taxable earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a shareholders investment rather than a return of earnings or gains derived from the Company’s investment activities.

The following table summarizes the distribution declarations for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617

The following table summarizes the distribution declarations for the period ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
December 20, 2021	December 20, 2021	December 21, 2021	$0.27	$2,076,933

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022:

Three Months Ended March 31, 2022 (Unaudited)

Net increase (decrease) in net assets resulting from operations	$2,968,504
Weighted average common shares of common stock outstanding - basic and diluted	10,083,146
Basic and diluted net decrease in net assets resulting from operations per common share	$0.29

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022:

Three Months Ended March 31, 2022 (Unaudited)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$25.04

Results of Operations:
Net Investment Income (Loss) (1)	0.35
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(0.06)

Net Increase (Decrease) in Net Assets Resulting from Operations	0.29

Distributions to Common Shareholders
Distributions from Net Investment Income	(0.34)

Net Decrease in Net Assets Resulting from Distributions	(0.34)

Net Asset Value, End of Period	$24.99

Total Return (2)	1.16%

Ratios
Ratio of total expenses to average net assets (3)	4.44%
Ratio of net investment income (loss) to average net assets (3)	6.35%
Portfolio turnover (4)	1.40%

Supplemental Data
Weighted-average shares outstanding	10,083,146
Shares outstanding, end of period	10,287,109
Net assets, end of period	$257,075,747
Year of formation	2021

(1)	The per common share data was derived using weighted average shares outstanding.
(2)

Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common shares in the period, and reflects reinvestment of any distributions to common shareholders. Total return is not annualized and does not include a sales load.

(3)	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period, the Company incurred $31,698 of Organizational Expenses, which were deemed to be non-recurring.
(4)	Portfolio turnover is not an annualized amount.

Note 10. Commitments and Contingencies

As of March 31, 2022, the Company had an aggregate of $43,273,400 of unfunded delayed draw term loan and revolver commitments to provide debt financing to its portfolio companies. The Company believes that it has sufficient cash and other liquid assets to satisfy the unfunded commitments.

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

Note 11. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 13, 2022, the date the financial statements were available to be issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure as of March 31, 2022, except as disclosed below.

On April 1, 2022, the Company sold 864,352 unregistered common shares (with the final number of shares being determined on April 21, 2022) to investors, including feeder vehicles. These common shares were sold in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and Regulation S under the Securities Act. The following table details the shares sold:

Date of Unregistered Sale	Common Shares	Amount of Consideration

As of April 1, 2022 (number of shares finalized on April 21, 2022)	864,352	$21,600,167.38

Effective May 17, 2022, Gary Klayn resigned from the Company. Mr. Klayn served as Chief Financial Officer and Treasurer of the Company, and is expected to continue to provide transition assistance with respect to the Company through June 30, 2022.

On April 21, 2022, the Board of Trustees appointed Edward (Ted) U. Gilpin as Chief Financial Officer and Treasurer of the Company, effective May 17, 2022. Mr. Gilpin, 61, is Vice President, Finance of the Adviser and Chief Financial Officer and Treasurer of the Company. Mr. Gilpin has more than 30 years of experience in financial services. Prior to joining the Adviser, Mr. Gilpin was at BC Partners, where he was the Chief Financial Officer of Portman Ridge Finance Corp. a public BDC, of BCPL a non-traded BDC, and of Mount Logan Capital, a Canadian Public Company. Prior to joining BC Partners, Mr. Gilpin served as the Executive Vice President and Chief Financial Officer of KCAP Financial Inc. (Nasdaq “KCAP’), an internally managed, publicly traded Business Development Company. Prior to KCAP, he served as Executive Vice President and Chief Financial Officer of Ram Holdings, Ltd. (Nasdaq “RAMR”), a provider of financial guaranty reinsurance, and prior to that he was the Executive Vice President, Chief Financial Officer and Director of ACA Capital Holdings, Inc. (NYSE “ACA”), a holding company that provided asset management services and credit protection products. Mr. Gilpin has also served as: Vice President in the Financial Institutions Group at Prudential Securities, Inc.’s investment banking division; CFO of WCA, an affiliate of ACA Capital, Director; Chief of Staff for MBIA Insurance Company; and as Vice President in the Mutual Funds Department of BHC Securities, Inc. Mr. Gilpin holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.

On May 12, 2022, Eric Rogoff notified the Board of Trustees of the Company that he intends to resign as Chief Executive Officer, Chairperson of the Board of Trustees and Trustee. The effective date of his resignation will be May 17, 2022 and Mr. Rogoff is expected to cooperate in the transition of his responsibilities to Sandeep Alva on an interim basis. Mr. Rogoff’s decision to resign from the Board was not due to any dispute or disagreement with the Company, or any matter relating to the Company’s operations, policies or practices.

On May 12, 2022, the Board of Trustees appointed Sandeep D. Alva as Interim Chief Executive Officer, Chairperson of the Board of Trustees and Trustee, effective May 17, 2022. The selection of Mr. Alva to serve as interim Chief Executive Officer was not pursuant to any arrangement or understanding with respect to any other person. In addition, there are no family relationships between Mr. Alva and any director or other executive officer of the Fund, and there are no related persons transactions between the Fund and Mr. Alva reportable under Item 404(a) of Regulation S-K.

Mr. Alva, 61, Managing Director and Head, Portfolio Manager of Onex Falcon Investment Advisers, LLC, founded Falcon Investment Advisers in July 2000. Falcon was acquired by Onex Corp. in 2020. Mr. Alva was previously the President of Hancock Mezzanine Investments, LLC and Senior Managing Director and Mezzanine and Private Equity Team Leader of John Hancock’s Bond & Corporate Finance Group. While at John Hancock from 1985 to 1989 and 1991 to 2000, Mr. Alva executed numerous private market transactions, with an emphasis on mezzanine and private equity investments. In addition to his time at John Hancock, he also worked at the investment firm of Joseph, Littlejohn and Levy from 1989 to 1991 where he was a Principal involved in the acquisition of operationally and financially distressed companies. He also serves on the Board of Advisors of Titagya Schools, Ghana. He received a Bachelor of Commerce degree from Bombay University and an M.B.A. from Cornell University.

On May 12, 2022, the Company invested in a term loan with BCP Everise Acquisition, LLC., with a commitment amount of $25,000,000.

On May 12, 2022, the Board of Trustees declared a distribution of $0.39 per share for the second quarter of 2022, payable on June 24, 2022 to shareholders of record on May 12, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in this Quarterly Report. This discussion includes forward-looking statements that involve numerous risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 2 of this Quarterly Report. Actual results could differ materially from those implied or expressed in any forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Onex Falcon Direct Lending BDC Fund.

Overview:

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

We will seek to make investments in first-lien senior secured loans, and unsecured loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation, and amortization, or “EBITDA,” between $10 million and $75 million annually, and even though the Company will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in Canadian, European, and other non-U.S. companies. We expect to invest primarily in senior secured loans including first-lien loans and unitranche loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in total return swaps (“TRS”), which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.

On October 1, 2021, we commenced operations as a business development company when we closed on our initial private offering and purchased our initial portfolio, pursuant to a forward purchase agreement, dated as of September 15, 2021.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Key Components of Our Results of Operations

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenues

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

Expenses

Our primary operating expenses include the payment of management and incentive fees, if any, and other expenses under the Advisory Agreement, interest expense from financing arrangements, and other expenses necessary for our operations. The management and incentive fees will compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

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

We will also bear all other costs and expenses of our operations, administration and transactions, including but not limited to:

•	the cost of our organization and the offering, bound by a time limitation;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting any sales and repurchases of our common shares and other securities;

•	fees and expenses payable under any dealer manager or placement agent agreements, if any;

•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	costs of hedging;

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

Leverage

The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing, general economic and market conditions or compliance needs. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to reduce the asset coverage requirement to 150%. Our Board and initial shareholder have approved the decreased asset coverage ratio.

Portfolio and Investment Activity

In October 2021, the Company closed on its first portfolio company investments. As of March 31, 2022 we had investments in 21 portfolio companies with an aggregate fair value of $351.5 million.

Our investment activity for the three months ended March 31, 2022 was as follows (information presented herein is at par value unless otherwise indicated):

Three Months Ended March 31, 2022
Investments made in portfolio companies	114,746,073
Sales and maturities of and principal paydowns on investments	4,152,204

Net investment activity before investments repaid	110,593,869
Investments repaid	-

Net investment activity	110,593,869

Portfolio companies at beginning of period	14
New portfolio companies	7
Exited portfolio companies	0
Portfolio companies at end of period	21
Number of investments made in existing portfolio companies	4
Percentage of investment commitments at floating rates	100.0%
Percentage of investment commitments at fixed rates	-
Weighted average contractual interest rate of investment commitments based on par	7.30%

The Company commenced operations on October 1, 2021. Accordingly, there is no activity in the comparable period for the three months ended March 31, 2021.

As of March 31, 2022, our investments consisted of the following:

March 31, 2022
Fair Value
Senior Secured Loan Debt Investments	$346,991,059
Equity Investments	4,531,736

Total	$351,522,795

As of December 31, 2021, our investments consisted of the following:

December 31, 2021
Fair Value
Senior Secured Loan Debt Investments	$236,214,422
Equity Investments	4,585,750

Total	$240,800,172

As of the periods ended March 31, 2022 and December 31, 2021, all investments were considered to be income-producing investments.

Results of Operations

Our operating results for the three months ended March 31, 2022 were as follows:

Three Months
Ended
March 31, 2022
Total investment income	$6,009,083
Net expenses	2,498,571

Net investment income (loss)	3,510,512
Net realized and unrealized loss	(542,008)

Net increase in net assets resulting from operations	2,968,504

Net investment income per share - basic and diluted	$0.35
Net increase in net assets resulting from operations per share - basic and diluted	$0.29

Investment Income

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

As of March 31, 2022, our portfolio, based on fair value, consisted of 98.7% first-lien debt investments and 1.3% other investments. As of December 31, 2021, our portfolio, based on fair value, consisted of 98.1% first-lien debt investments and 1.9% other investments. As of March 31, 2022, we had investments in 21 portfolio companies, with an average investment size of approximately $9.0 million based on fair value. As of December 31, 2021, we had investments in 14 portfolio companies, with an average investment size of approximately $9.2 million based on fair value. As of March 31, 2022 and December 31, 2021, the largest single investment based on fair value represented 8.2% and 12.0%, respectively, of our total investment portfolio. As of March 31, 2022 and December 31, 2021, 100% and 100%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, SOFR, and CDOR.

Investment income for the three months ended March 31, 2022, was as follows:

Three Months Ended
March 31, 2022
Interest Income	$6,009,083
Fee and other income	-

Total investment income	$6,009,083

Weighted average contractual interest rate on income producing debt investments at par	7.30%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	7.53%

For the three months ended March 31, 2022, we have generated interest income of $6 million. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. Any such fees generated will be recognized as earned. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Expenses for the three months ended March 31, 2022 were as follows:

Three Months Ended
March 31, 2022
Management fees	$1,102,855
Organizational and offering fees	31,698
Deferred financing expense	118,403
Professional fees	288,125
Directors’ fees and expenses	45,000
Interest expenses	480,342
Other general and administrative expenses	432,148

Total Expenses	2,498,571
Less: expense support from Adviser, net	-

Net Expenses	2,498,571

Total expenses were $2.5 million for the three months ended March 31, 2022. Management fees were $1.1 million for the three months ended March 31, 2022. All organization and offering costs since inception through March 31, 2022 were funded by the Adviser and we will have no responsibility for such costs until a Reimbursement Payment is required under the terms of the Expense Support Agreement, provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2022, the Company accrued organization and offering costs of $.032 million.

On September 15, 2021, the Company entered into the Expense Support Agreement with the Adviser, the purpose of which is to ensure that no portion of distributions made to meet the Distribution Objective. Commencing with the fourth quarter of 2021 and on a quarterly basis thereafter, the Adviser will pay on behalf of or reimburse the Company for operating expenses in an amount sufficient to meet the Distribution Objective. Any payment so required to be made by the Adviser is referred to herein as an “Expense Payment.”

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, are reflected in amounts due to Adviser on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $4.2 million during the three months ended March 31, 2022, from which we realized net gains totaling $.02 million. We recognized gains on partial principal repayments we received at par value. For the three months ended March 31, 2022, the net change in unrealized appreciation (depreciation) on investments totaled $(.562) million, which was primarily due to fair market value depreciation and impact of currency translation.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2022, the net increase in net assets resulting from operations was $3.0 million or $0.29 per share.

Financial Condition, Liquidity and Capital Resources

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our “asset coverage”, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2022, we had $124.0 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 308%, compliant with the minimum asset coverage level of 150% generally required for a BDC that opts into the decreased leverage requirements allowed by the 1940 Act.

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

We may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income, to the extent required.

The amount of our declared distributions, as evaluated by management and approved by our Board, is based primarily on our evaluation of our net investment income and distributable taxable income.

On December 20, 2021, we made a distribution of $0.27 per share.

On March 29, 2022, we declared a distribution of $0.34 per share, payable on April 29, 2022.

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of March 31, 2022, the Company had approximately $43.3 million in commitments to fund investments. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

Contractual Obligations

The following table summarizes our contractual cash obligations and other commercial commitments as of March 31, 2022:

Type	Due Date	Amount

Upfront fee on borrowing facility	5/12/22	$229,343

Critical Accounting Policies

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 to our consolidated financial statements, “Significant Accounting Policies—Investments”, contained elsewhere herein.

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

We follow the provisions of ASC 820, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principle, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820: Fair Value, the FASB has issued various staff positions clarifying the initial standard (see Note 2 to the consolidated financial statements: “Significant Accounting Policies—Investments”).

ASC 820 establishes the following three-level hierarchy, based upon the transparency of inputs to the fair value measurement of an asset or liability as of the measurement date:

Level I—Unadjusted quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed securities. As required by ASC 820 we do not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably affect the quoted price.

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

Due to the inherent uncertainty of determining fair value of investments that do not have a readily available market value, fair value of our investments may fluctuate from period to period. Additionally, fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly-traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of market risks. We consider our principal market risks to be fluctuations in interest rates and the valuations of our investment portfolio. Managing these risks is essential to our business. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish.

Uncertainty with respect to the economic effects of the COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including interest rate risk and valuation risk.

appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest-bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2022, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to LIBOR or SOFR or CDOR, as was our outstanding debt.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	10,751,678	3,720,000	7,031,678
Up 200 Basis Points	6,742,006	2,480,000	4,262,006
Up 100 Basis Points	2,732,335	1,240,000	1,492,335
Down 100 Basis Points	(110,726)	(807,389)	696,662
Down 200 Basis Points	—	(807,389)	807,389
Down 300 Basis points	—	(807,389)	807,389

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

Other than as provided below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Share Transactions” in this Quarterly Report on Form 10-Q for issuances of our shares during the quarter. Such issuances were part of a private offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

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

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX FALCON DIRECT LENDING BDC FUND

May 13, 2022	By:	/s/ Eric Rogoff
	Name:	Eric Rogoff
	Title:	Chief Executive Officer

May 13, 2022	By:	/s/ Gary Klayn
	Name:	Gary Klayn
	Title:	Chief Financial Officer and Treasurer