Form 10-Q
period 2022-06-30
Onex Falcon Direct Lending BDC Fund
filed 2022-08-12
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 11,862,101 shares of common stock, $0.001 par value per share, outstanding as of August 12, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

•

other risks, uncertainties, and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022, and in our other filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and Part II, Item IA of this Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities (Unaudited)

	As of June 30, 2022	As of December 31, 2021
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $400,674,171 and $241,056,450, respectively)	$395,887,181	$240,800,172
Cash and cash equivalents	34,190,148	85,376,644
Restricted cash	1,398,247	—
Interest and other receivables	4,570,741	1,407,645
Principal paydown receivables	1,125,303	481,034
Deferred financing costs (net of $352,224 and $93,782 in amortized expenses, respectively)	1,427,769	1,212,383
Deferred offering costs (net of $95,093 and $31,698 in amortized expenses, respectively)	31,698	95,093
Prepaid other expenses	52,902	158,708

Total Assets	$438,683,989	$329,531,679

Liabilities:
Credit facility (Note 5)	156,000,000	117,000,000
Due to Adviser (Note 3)	927,639	2,009,680
Management fee payable (Note 3)	1,256,223	761,633
Taxes payable	—	80,550
Interest payable	540,231	154,524
Investments payable	—	14,893,750

Total Liabilities	$158,724,093	$134,900,137

Commitments and Contingencies (Note 10)	—	—
Net Assets:
Common Shares, $0.001 par value; unlimited shares authorized, 11,343,074 and 7,772,200 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	11,343	7,772
Additional paid-in capital	284,223,500	194,861,143
Total distributable accumulated losses	(4,274,947)	(237,373)

Total Net Assets	$279,959,896	$194,631,542

Total Liabilities and Net Assets	$438,683,989	$329,531,679

Net Asset Value Per Share	$24.68	$25.04

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$7,690,454	$13,699,537
Other income	33,664	33,664

Total investment income from non-controlled, non-affiliated investments and cash equivalents:	7,724,118	13,733,201

Total Investment Income	7,724,118	13,733,201

Expenses:
Management fees	1,256,223	2,359,078
Organizational and offering fees (Note 2)	31,698	63,396
Deferred financing expense	140,039	258,442
Professional fees	225,475	513,600
Directors’ fees and expenses	43,000	88,000
Interest expenses	878,723	1,359,065
Other general and administrative expenses	520,006	952,154

Total Expenses	3,095,164	5,593,735
Less: expense support from Adviser	—	—

Net Expenses	3,095,164	5,593,735

Net Investment Income (Loss)	4,628,954	8,139,466

Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	211,739	231,759

Total net realized gains/(losses)	211,739	231,759

Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	(3,968,683)	(4,530,711)

Total net change in unrealized appreciation/(depreciation)	(3,968,683)	(4,530,711)

Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(3,756,944)	(4,298,952)

Net Increase (Decrease) in Net Assets Resulting from Operations	$872,010	$3,840,514

Basic and diluted net investment income (loss) per common share	$0.41	$0.77

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.08	$0.36

Weighted Average Common Shares Outstanding—Basic and Diluted (Note 8)	11,189,171	10,636,159

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$4,628,954	$8,139,466
Total net realized gains/(losses)	211,739	231,759
Total net change in unrealized appreciation/(depreciation)	(3,968,683)	(4,530,711)

Net Increase (Decrease) in Net Assets Resulting from Operations	872,010	3,840,514

Decrease in Net Assets Resulting from Shareholder Distributions
Dividends and distributions to shareholders	(4,380,471)	(7,878,088)

Net Decrease in Net Assets Resulting from Shareholder Distributions	(4,380,471)	(7,878,088)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	21,600,168	84,573,486
Reinvestment of distributions	4,792,442	4,792,442

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	26,392,610	89,365,928

Total Increase (Decrease) in Net Assets	22,884,149	85,328,354
Net Assets, Beginning of Period	257,075,747	194,631,542

Net Assets, End of Period	$279,959,896	$279,959,896

Net asset value per share	$24.68	$24.68

Common shares outstanding at the beginning of the period	10,287,109	7,772,200
Issuance of common shares	864,352	3,379,261
Shares issued in reinvestment of distributions	191,613	191,613

Common shares outstanding at the end of the period	11,343,074	11,343,074

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statement of Cash Flows

(Unaudited)

Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,840,514
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	4,530,711
Net realized (gains)/losses on investments	(231,759)
Net accretion of discount on investments	(1,384,074)
Purchases and drawdowns of investments	(185,022,599)
Sales and maturities of and principal paydowns on investments	27,020,712
Changes in operating assets and liabilities:
Interest and other receivables	(3,163,096)
Principal paydown receivables	(644,269)
Deferred financing costs	(215,386)
Deferred offering costs	63,395
Prepaid other expenses	105,806
Due to Advisor	(1,082,041)
Interest payable	385,707
Management fees payable	494,590
Taxes payable	(80,550)
Investments payable	(14,893,750)

Net cash provided by (used in) operating activities	(170,276,089)

Cash Flows from Financing Activities:
Borrowings on credit facility	191,000,000
Payments on credit facility	(152,000,000)
Distributions to shareholders	(7,878,088)
Proceeds from issuance of common shares	89,365,928

Net cash provided by (used in) financing activities	120,487,840

Net increase (decrease) in cash and cash equivalents	(49,788,249)
Restricted cash, cash and cash equivalents, beginning of period	85,376,644

Restricted cash, cash and cash equivalents, end of period	$35,588,395

Supplemental and Non-Cash Information
Cash paid during the period for interest	$973,358
Reinvestments of distributions over the period	$4,792,442

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	As of June 30, 2022	As of December 31, 2021
Cash and cash equivalents	$34,190,148	$85,376,644
Restricted cash	$1,398,247	$—

Total restricted cash, cash and cash equivalents	$35,588,395	$85,376,644

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

June 30, 2022

(Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments (4,5)
AmeriTex Pipe Term Loan (7)	Construction & Building	SOFR (1 Month) + 7.50%	1.00%	9.13%	11/4/2021	11/04/2024	18,941,484	$18,649,540	$18,564,549	6.6%
AmeriTex Pipe Term Loan (7)	Construct ion & Building	SOFR (1 Month) + 7.50%	1.00%	9.13%	4/14/2022	11/04/2024	3,950,000	3,877,024	3,871,395	1.4%
AmeriTex Pipe Delayed Draw Term Loan (6,7)	Construction & Building	SOFR (1 Month) + 7.50%	1.00%	9.13%	11/4/2021	11/04/2024	7,653,125	7,533,203	7,500,828	2.7%
Amplity Term Loan	Healthcare & Pharmaceuticals	LIBOR (1 Month) + 6.00%	1.00%	7.67%	2/4/2022	1/31/2027	22,659,103	22,300,691	21,927,214	7.8%
Amplity Revolving Loan (6)	Healthcare & Pharmaceuticals	LIBOR (1 Month) + 6.00%	1.00%	7.67%	2/4/2022	1/31/2027	2,227,032	1,077,749	1,041,698	0.4%
APT Opco Term Loan (7)	Healthcare & Pharmaceuticals	LIBOR (3 Months) + 6.25%	1.00%	8.48%	12/28/2021	12/28/2026	20,136,905	19,770,484	19,428,086	6.9%
APT Opco Delayed Draw Term Loan (6,7)	Healthcare & Pharmaceuticals	LIBOR (3 Months) + 6.25%	1.00%	8.48%	12/28/2021	12/28/2026	4,761,905	(42,795)	(167,619)	-0.1%
Atlas Intermediate III Term Loan (7)	Chemicals, Plastics, & Rubber	LIBOR (3 Months) + 5.75%	1.00%	7.32%	3/1/2022	04/29/2025	6,561,333	6,443,274	6,397,300	2.3%
BCP V Everise Term Loan	Services: Business	SOFR (1 Month) + 6.50%	0.75%	7.63%	5/12/2022	05/03/2027	25,000,000	24,388,866	24,375,000	8.7%
Bullhorn 1st Amendment Term Loan (7)	High Tech Industries	LIBOR (3 Months) + 5.75%	1.00%	8.00%	11/10/2021	09/30/2026	4,621,633	4,602,132	4,540,292	1.6%
Bullhorn 1st Amendment Term Loan (7)	High Tech Industries	LIBOR (3 Months) + 5.75%	1.00%	8.00%	1/11/2022	09/30/2026	5,045,435	5,023,557	4,956,635	1.8%
Bullhorn Delayed Draw Term Loan (6)	High Tech Industries	LIBOR (3 Months) + 5.75%	1.00%	6.75%	11/10/2021	09/30/2026	5,275,950	(22,873)	(92,857)	0.0%
Connect America.Com Term Loan (3,7)	Consumer goods: Non- durable	SOFR (3 Months) + 7.00%	1.00%	9.83%	10/1/2021	06/30/2026	20,878,684	20,518,461	20,722,094	7.4%
Connect America.Com Term Loan (7)	Healthcare & Pharmaceuticals	SOFR (3 Months) + 7.00%	1.00%	8.37%	4/6/2022	06/30/2026	1,233,693	1,198,448	1,224,440	0.4%
GS Acquisitionco Term Loan (7)	High Tech Industries	LIBOR (3 Months) + 5.75%	1.00%	7.25%	11/3/2021	5/22/2026	11,066,359	11,032,242	10,796,340	3.9%
GS Acquisitionco Delayed Draw Term Loan (6)	High Tech Industries	LIBOR (3 Months) + 5.75%	1.00%	7.25%	11/3/2021	5/22/2026	3,864,669	(11,974)	(94,298)	0.0%
GSM Holdings Incremental Term Loan (7)	Sovereign & Public Finance	LIBOR (1 Months) + 7.25%	1.00%	8.37%	3/25/2022	3/25/2027	13,000,000	12,824,455	12,867,400	4.6%
Hy Cite Enterprises Term Loan (7)	Consumer goods: Durable	LIBOR (1 Month) + 8.00%	1.00%	9.42%	11/12/2021	11/12/2026	29,437,500	28,656,555	28,592,644	10.2%
IEC Term Loan (7)	Sovereign & Public Finance	LIBOR (1 Month) + 7.50%	1.00%	9.75%	12/17/2021	12/26/2026	27,860,000	27,225,380	27,040,916	9.7%
Jackson Paper Manufacturing Term Loan (3,7)	Forest Products & Paper	LIBOR (1 Month) + 7.25%	1.00%	8.25%	10/1/2021	08/26/2026	12,190,000	11,952,750	11,734,094	4.2%
Jackson Paper Manufacturing Revolving Loan (6)	Forest Products & Paper	LIBOR (1 Month) + 7.25%	1.00%	8.25%	10/1/2021	08/26/2026	1,333,333	(25,425)	(49,867)	0.0%
KeyData Associates Term Loan (3,7)	Services: Business	CDOR (1 Month) + 7.00%	1.00%	9.76%	10/1/2021	07/16/2026	10,237,414	10,868,902	10,649,941	3.8%
Keystone Purchaser Term Loan (7)	Transportation: Cargo	LIBOR (3 Months) + 6.25%	1.00%	7.25%	2/1/2022	5/7/2027	14,927,151	14,679,617	14,728,620	5.3%
Keystone Purchaser Term Loan	Transportation: Cargo	LIBOR (3 Months) + 6.25%	1.00%	7.25%	6/14/2022	5/7/2027	6,484,709	6,371,588	6,398,462	2.3%
KNS Acquisition Term Loan (7)	Consumer goods: Non- durable	LIBOR (3 Months) + 6.25%	0.75%	8.50%	11/16/2021	04/21/2027	14,718,750	14,708,591	13,523,588	4.8%
Medallia Term Loan (7)	High Tech Industries	LIBOR (3 Months) + 6.75%	0.75%	7.67%	10/29/2021	10/29/2028	18,401,381	18,078,208	18,213,095	6.5%
Medallia Term Loan (7)	High Tech Industries	LIBOR (3 Months) + 6.75%	0.75%	7.67%	2/1/2022	10/29/2028	1,715,394	1,684,229	1,694,466	0.6%
MMS BidCo Term Loan	Services: Business	SOFR (3 Months) + 6.50%	1.00%	8.70%	6/30/2022	06/30/2027	25,000,000	24,500,169	24,500,000	8.7%
PDFTron US Acquisition Term Loan (7)	High Tech Industries	SOFR (1 Month) + 5.50%	1.00%	7.00%	3/23/2022	07/15/2027	13,042,259	12,791,470	12,840,104	4.6%
S4T Holdings Term Loan (7)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.64%	12/27/2021	12/28/2026	15,377,273	15,134,974	14,983,615	5.3%
S4T Holdings Delayed Draw Term Loan (6)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.64%	12/27/2021	12/28/2026	4,545,455	(30,620)	(116,364)	0.0%
Spark DSO Term Loan	Healthcare & Pharmaceuticals	LIBOR (1 Month) + 6.25%	1.00%	7.25%	2/9/2022	04/19/2026	18,287,419	18,128,564	18,040,538	6.4%
Spark DSO Delayed Draw Term Loan (6)	Healthcare & Pharmaceuticals	LIBOR (1 Month) + 6.25%	1.00%	7.25%	2/9/2022	04/19/2026	4,166,667	—	(56,250)	0.0%
Spark DSO Revolving Loan (6)	Healthcare & Pharmaceuticals	LIBOR (1 Month) + 6.25%	1.00%	7.25%	2/9/2022	04/19/2026	2,500,000	(22,672)	(33,750)	0.0%
Steele Solutions Term Loan (7)	Construction & Building	SOFR (3 Months) + 6.50%	0.50%	7.41%	3/18/2022	03/18/2027	14,093,710	13,823,345	13,847,070	4.9%
Steele Solutions Delayed Draw Term Loan (6,7)	Construction & Building	SOFR (3 Months) + 6.50%	0.50%	7.41%	3/18/2022	03/18/2027	3,225,806	(30,530)	(56,452)	0.0%
Steele Solutions Revolving Loan (6,7)	Construction & Building	SOFR (3 Months) + 6.50%	0.50%	7.41%	3/18/2022	03/18/2027	1,935,484	(36,484)	(33,871)	0.0%
WSP Midco Term Loan (3,7)	Wholesale	LIBOR (1 Month) + 6.25%	1.00%	7.92%	10/1/2021	04/27/2027	18,857,693	18,523,937	18,291,963	6.5%
WSP Midco Delayed Draw Term Loan (6)	Wholesale	LIBOR (1 Month) + 6.25%	1.00%	7.92%	10/1/2021	4/27/2027	3,401,460	(35,798)	(102,044)	0.0%
WSP Midco Revolving Loan (6)	Wholesale	LIBOR (1 Month) + 6.25%	1.00%	7.92%	10/1/2021	04/27/2027	850,365	(14,725)	(25,511)	0.0%

Total Senior Secured Loan Debt Investments							439,466,533	$396,094,509	$392,463,504	140.2%

Equity Investments
KeyData Associates—Class A (3)	Services: Business				10/1/2021	N/A	1,250,000	979,662	1,082,527	0.4%
S4T Holdings	Sovereign & Public Finance				12/27/2021	N/A	200	200,000	200,000	0.1%
WSP Midco LLC Series A Shares (3)	Wholesale				10/1/2021	N/A	3,400	3,400,000	2,141,150	0.7%

Total Equity Investments							1,253,600	$4,579,662	$3,423,677	1.2%

Total Non-Controlled/Non-Affiliated Investments								$400,674,171	$395,887,181	141.4%

Liabilities in Excess of Other Assets									(115,927,285)	-41.4%

Net assets									$279,959,896	100.0%

CDOR—Canadian Dollar Offered Rate

LIBOR—London Interbank Offered Rate

SOFR—Secured Overnight Financing Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 4).
(3)	This investment was purchased as part of the Forward Purchase Agreement (Note 3)
(4)	Variable rate security; rate shown is the rate in effect on June 30, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
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

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2021 (Unaudited)

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments (4,5)
AmeriTex Pipe Term Loan (7)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	19,427,163	$19,056,996	$19,038,620	9.8%
AmeriTex Pipe Delayed Draw Term Loan (6)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	7,750,000	1,880,126	1,871,923	1.0%
AmeriTex Pipe Revolving Loan (6,7)	Construction & Building	LIBOR (1 month) + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	3,576,923	2,793,786	2,790,000	1.4%
APT Opco Term Loan	Healthcare & Pharmaceuticals	LIBOR (3 months) + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	20,238,095	19,834,301	19,833,333	10.2%
APT Opco Delayed Draw Term Loan (6)	Healthcare & Pharmaceuticals	LIBOR (3 months) + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	4,761,905	(47,410)	(47,619)	0.0%
Bullhorn 1st Amendment Term Loan (7)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	4,643,265	4,620,462	4,620,048	2.4%
Bullhorn Delayed Draw Term Loan (6)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	10,345,000	(50,218)	(51,725)	0.0%
Connect America.Com Term Loan (3,7)	Healthcare & Pharmaceuticals	LIBOR (3 months) + 7.00%	1.00%	8.00%	10/1/2021	6/30/2026	20,981,522	20,576,005	20,666,799	10.6%
GS Acquisitionco Term Loan	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	7,987,669	7,949,243	7,947,731	4.1%
GS Acquisitionco Delayed Draw Term Loan (6)	High Tech Industries	LIBOR (3 months) + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	6,992,000	(16,921)	(34,960)	0.0%
Hy Cite Enterprises Term Loan (7)	Consumer goods: Durable	LIBOR (1 month) + 8.00%	1.00%	9.00%	11/12/2021	11/12/2026	29,812,500	28,934,591	28,918,124	14.9%
IEC Term Loan (7)	Services: Consumer	LIBOR (1 month) + 7.50%	1.00%	8.50%	12/17/2021	12/26/2026	28,000,000	27,302,081	27,300,000	14.0%
Jackson Paper Manufacturing Term Loan (3,7)	Forest Products & Paper	LIBOR (1 month) + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	12,316,667	12,051,021	12,039,542	6.2%
Jackson Paper Manufacturing Revolving Loan (6)	Forest Products & Paper	LIBOR (1 month) + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	1,333,333	(28,458)	(30,000)	0.0%
KeyData Associates Term Loan (3,7)	Services: Business	CDOR (1 month) + 7.00%	1.00%	8.00%	10/1/2021	7/16/2026	11,220,028	10,897,860	10,957,173	5.6%
KNS Acquisition Term Loan (7)	Consumer goods: Non- durable	LIBOR (3 months) + 6.25%	0.75%	7.00%	11/16/2021	4/21/2027	14,906,250	14,893,828	14,651,577	7.5%
Medallia Term Loan (7)	High Tech Industries	LIBOR (3 months) + 6.75%	0.75%	7.50%	10/29/2021	10/29/2028	17,729,688	17,384,063	17,375,094	8.9%
S4T Holdings Term Loan (7)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	15,454,545	15,184,731	15,184,091	7.8%
S4T Holdings Delayed Draw Term Loan (6)	Sovereign & Public Finance	SOFR (1 Month) + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	4,545,455	(33,998)	(79,545)	0.0%
Schumacher Electric Term Loan (3,7)	Automotive	LIBOR (3 months) + 7.00%	1.00%	8.00%	10/1/2021	6/1/2027	14,925,000	14,781,268	14,775,376	7.6%
WSP Midco Term Loan (3)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	18,952,934	18,587,026	18,573,876	9.5%
WSP Midco Delayed Draw Term Loan (6)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2023	3,401,460	(57,357)	(68,029)	0.0%
WSP Midco Revolving Loan (6)	Wholesale	LIBOR (1 month) + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	850,365	(16,238)	(17,007)	0.0%

Total Senior Secured Loan Debt Investments							280,151,767	$236,476,788	$236,214,422	121.5%

Equity Investments
KeyData Associates—Class A (3)	Services: Business				10/1/2021	N/A	1,250,000	$979,662	$985,750	0.5%
S4T Holdings	Sovereign & Public Finance				12/27/2021	N/A	200	200,000	200,000	0.1%
WSP Midco LLC Series A Shares (3)	Wholesale				10/1/2021	N/A	3,400	$3,400,000	$3,400,000	1.7%

Total Equity Investments							1,253,600	$4,579,662	$4,585,750	2.3%

Total Non-Controlled/Non-Affiliated Investments								$241,056,450	$240,800,172	123.8%

Liabilities in Excess of Other Assets									(46,168,630)	-23.8%

Net assets									$194,631,542	100.0%

CDOR—Canadian Dollar Offered Rate

LIBOR—London Interbank Offered Rate

SOFR—Secured Overnight Financing Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 4).
(3)	This investment was purchased as part of the Forward Purchase Agreement (Note 3)
(4)	Variable rate security; rate shown is the rate in effect on December 31, 2021. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
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

Onex Falcon Direct Lending BDC Fund

Notes to Consolidated Financial Statements

Note 1. Organization

Onex Falcon Direct Lending BDC Fund (the “Company”, “we”, “us” or “our”) is a Delaware statutory trust formed on April 27, 2021, and commenced operations on October 1, 2021. The Company is a non-diversified, closed-end management investment company that filed an election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), as amended. Comparative periods are not presented, as the Company was not operational in the second quarter of 2021.

Onex Falcon Investment Advisors, LLC, (the “Adviser”) is our investment adviser. The Adviser, subject to the overall supervision of our Board of Trustees (the “Board of Trustees” or the “Board”), manages the day-to-day operations of the Company and will provide investment advisory services to the Company.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We will seek to make investments in first-lien senior secured loans, and unsecured loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $75 million annually, and even though the Company will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in senior secured loans including first-lien loans and unitranche loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in total return swaps (“TRS”), which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. Subscriptions to purchase Common Shares may be made on an ongoing basis, based on the net asset value (“NAV”) per share as determined as of the last day of the preceding quarter, or if intra-quarter, based on the NAV per share as determined as of the last day of the preceding month.

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

Cash and Cash Equivalents

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law. As of June 30, 2022, we had approximately $1.4 million of restricted cash related to collateral held for the Loan and Servicing Agreement. This is further discussed in Note 5. There was no restricted cash as of December 31, 2021.

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under the Code effective as of December 31, 2021 has and adopted a December 31 tax-calendar year end. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

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

Accounting Standards Codification 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current year, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax year remains subject to examination and adjustment by tax authorities.

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Onex Falcon Direct Lending BDC SPV, LLC and Onex Falcon Direct Lending BDC Blocker LLC, in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

•

Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuation techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

Note 3. Related Party Transactions

Administration Agreement

Pursuant to an agreement between the Company and the Adviser effective September 16, 2021 (the “Administration Agreement”), the Adviser is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Adviser performs, oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports and other materials filed with the SEC or any other regulatory authority. In addition, the Adviser assists the Company in determining and publishing the Company’s NAV per share, oversee the preparation and filing of tax returns and the printing and dissemination of reports and other materials to the Company’s shareholders, and generally oversee the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

The Company will pay the Adviser a base management fee at an annual rate of 1.25% of the Company’s total assets (excluding cash and cash equivalents) payable quarterly in arrears. The Company will also pay the Adviser incentive fees based on income and capital gains (the “Incentive Fee”), as described below. As of December 31, 2021, the Adviser has earned $761,633, which is reflected as Management fee payable on the Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2022, the Adviser has earned $1,256,223, which is reflected as Management fee payable on the Consolidated Statements of Assets and Liabilities.

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

(1) Subordinated Incentive Fee on Income

The Subordinated Incentive Fee on Income will be determined and paid quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after July 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commences on or after July 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return Amount (as defined below) in respect of the Trailing Twelve Quarters. The Preferred Return Amount will be determined on a quarterly basis, and will be calculated by multiplying 1.75% by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Preferred Return Amount will be calculated after making appropriate adjustments to the Company’s NAV at the beginning of each applicable calendar quarter for Company subscriptions and distributions during the applicable calendar quarter. Subject to Section 4(b)(ii) below, the amount of the Subordinated Incentive Fee on Income that will be paid to the Adviser for a particular quarter will equal the excess of the Subordinated Incentive Fee on Income so calculated less the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser, in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

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

(B) 100% of the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Preferred Return Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.0588% by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.0588% per quarter during the Trailing Twelve Quarters; and

(C) For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Subordinated Incentive Fee on Income shall equal 15.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Preferred Return Amount and Catch-Up Amount will have been achieved.

The Subordinated Incentive Fee on Income is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no Subordinated Incentive Fee on Income to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Subordinated Incentive Fee on Income calculated in accordance with Section 4(b)(i) above, the Company shall pay the Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Subordinated Incentive Fee on Income calculated in accordance with Section 4(b)(i) above, the Company shall pay the Adviser the Subordinated Incentive Fee on Income for such quarter. The Subordinated Incentive Fee on Income will be waived by the Adviser until the end of June 2022.

(2) Incentive Fee on Capital Gains

The Incentive Fee on Capital Gains shall be determined and payable in arrears as of the end of each calendar year (or upon termination of this Agreement). This fee shall equal 15.0% of the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

The Advisory Agreement will be in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser. As of June 30, 2022, no Incentive Fee on Capital Gains has been accrued, as realized capital gains on a cumulative basis do not exceed realized capital losses and unrealized capital depreciation on a cumulative basis.

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

Organization and Offering Costs

Under the Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $847,610, which will be subject to reimbursement by the Company.

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

Since inception, the total Expense Payment provided to the Company by the Adviser was $2.9 million, which includes eligible recoveries of approximately $1.4 million from the Adviser under the Expense Support Agreement for organization and offering costs and operating expenses paid on behalf of the Company prior to commencement of operations. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of June 30, 2022. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through
December 31, 2021	$2,858,000	$1,459,766	$1,398,234	December 31, 2024
March 31, 2022	—	—	—	March 31, 2025
June 30, 2022	—	—	—	June 30, 2025

	$2,858,000	$1,459,766	$1,398,234

Shares held by Affiliated Accounts

As of June 30, 2022, certain entities affiliated with the Company held shares of the Company. Onex Falcon Investment Advisors, LLC held 62.4 shares of the Company, approximately .001% of outstanding shares of the Company, Onex Falcon Direct Lending Cayman Fund, LLC held 9,659,255 shares of the Company, approximately 85.2% of outstanding shares of the Company and Onex Falcon Direct Lending Fund held 1,135,842 shares of the Company, approximately 10.0% of outstanding shares of the Company.

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

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. The Company may reimburse the Adviser or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the Company’s expenses may ultimately be borne by shareholders.

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Amortized	Fair		Amortized	Fair
	Cost	Value		Cost	Value
Senior Secured Loan Debt Instruments	$396,094,509	$392,463,504	Senior Secured Loan Debt Instruments	$236,476,788	$236,214,422
Equity Investments	4,579,662	3,423,677	Equity Investments	4,579,662	4,585,750

Total Investments	$400,674,171	$395,887,181	Total Investments	$241,056,450	$240,800,172

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2022 and December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of June 30, 2022 and December 31, 2021 (percentages are based on net assets and do not include liabilities in excess of other assets):

	June 30, 2022
	Fair Value	Percentage
Healthcare & Pharmaceuticals	$61,404,357	21.8%
Services: Business	60,607,468	21.6%
Sovereign & Public Finance	54,975,567	19.7%
High Tech Industries	52,853,777	19.0%
Construction & Building	43,693,519	15.6%
Consumer goods: Non-durable	34,245,682	12.2%
Consumer goods: Durable	28,592,644	10.2%
Transportation: Cargo	21,127,082	7.6%
Wholesale	20,305,558	7.2%
Forest Products & Paper	11,684,227	4.2%
Chemicals, Plastics, & Rubber	6,397,300	2.3%

Total	$395,887,181	141.4%

	June 30, 2022
	Fair Value	Percentage
Canada	$11,732,468	4.2%
United States	384,154,713	137.2%

Total	$395,887,181	141.4%

	December 31, 2021
	Fair Value	Percentage
Healthcare & Pharmaceuticals	$40,452,513	20.8%
High Tech Industries	29,856,188	15.4%
Consumer goods: Durable	28,918,124	14.9%
Services: Consumer	27,300,000	14.0%
Construction & Building	23,700,543	12.2%
Wholesale	21,888,840	11.2%
Sovereign & Public Finance	15,304,546	7.9%
Automotive	14,775,376	7.6%
Consumer goods: Non-durable	14,651,577	7.5%
Forest Products & Paper	12,009,542	6.2%
Services: Business	11,942,923	6.1%

Total	$240,800,172	123.8%

	December 31, 2021
	Fair Value	Percentage
Canada	$11,942,923	6.1%
United States	228,857,249	117.7%

Total	$240,800,172	123.8%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2022:

	Fair Value Hierarchy as of June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$—	$13,523,588	$378,939,916	$392,463,504
Equity Investments	—	—	3,423,677	3,423,677

Total	$—	$13,523,588	$382,363,593	$395,887,181

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2021:

	Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$—	$14,651,577	$221,562,845	$236,214,422
Equity Investments	—	—	4,585,750	4,585,750

Total	$—	$14,651,577	$226,148,595	$240,800,172

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the six months ended June 30, 2022:

	Six months ended June 30, 2022
	Senior Secured Loan Debt Instruments	Equity Investments	Total
Fair value, beginning of period	$221,562,845	$4,585,750	$226,148,595
Purchases of investments	185,022,599	—	185,022,599
Proceeds from principal pre-payments and sales of investments	(26,833,212)	—	(26,833,212)
Realized gain (loss)	232,457	—	232,457
Net change in unrealized appreciation/(depreciation)	(2,425,887)	(1,162,073)	(3,587,960)
Net accretion of discount on investments	1,381,114	—	1,381,114
Transfers into (out of) Level 3	—	—	—

Fair value, end of period	$378,939,916	$3,423,677	$382,363,593

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the six months ended June 30, 2022:

Net Change in Unrealized Appreciation/(Depreciation)	Six months ended June 30, 2022
Senior Secured Loan Debt Instruments	(2,425,887)
Equity Investments	(1,162,073)

$(3,587,960)

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the period ended December 31, 2021:

	For the period ended December 31, 2021
	Senior Secured Loan Debt Instruments	Equity Investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments	241,139,652	4,579,663	245,719,315
Proceeds from principal pre-payments and sales of investments	(19,976,509)	—	(19,976,509)
Realized gain (loss)	14,845	—	14,845
Net change in unrealized appreciation/(depreciation)	(20,115)	6,087	(14,028)
Net accretion of discount on investments	404,972	—	404,972
Transfers into (out of) Level 3	—	—	—

Fair value, end of period	$221,562,845	$4,585,750	$226,148,595

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the period ended December 31, 2021:

Net Change in Unrealized Appreciation/(Depreciation)	Period ended December 31, 2021
Senior Secured Loan Debt Instruments	(20,115)
Equity Investments	6,087

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

The disclosure below excludes investments for which the determination of fair value is based on prices from recent market transactions of approximately $49.1 million at June 30, 2022. As of June 30, 2022, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Investment type	Fair Value June 30, 2022	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
First Lien Senior Secured	$330,064,916	Discounted Cash Flow –Yield Build Up	Discount Rate	6.21% - 11.63%	8.50%
Common Equity	$3,223,677	EV Waterfall – Market Multiple	Market Multiple	11.00x - 13.45x	12.27x

The disclosure below excludes investments for which the determination of fair value is based on prices from recent market transactions of approximately $187 million at December 31, 2021. As of December 31, 2021, the Company’s Level III portfolio investments had the following valuation techniques and significant inputs:

Investment type	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Unitranche	$39,155,638	Discounted cash flow – Yield Build – Up	Discount Rate	7.79% - 9.00%	8.42%

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

Certain assets have been pledged as collateral, as indicated within the Consolidated Schedules of Investments.

Debt obligations consisted of the following as of June 30, 2022:

Interest Expense and Amortization on Deferred financing costs	Total Debt Outstanding	Average Debt Outstanding	Average Interest Rate	Weighted Average Interest Rate	Asset Coverage Ratio
$1,617,507	$156,000,000	$72,602,210	2.90%	2.79%	279%

Debt obligations consisted of the following as of December 31, 2021:

Interest Expense and Amortization on Deferred financing costs	Total Debt Outstanding	Average Debt Outstanding	Average Interest Rate	Weighted Average Average Interest Rate	Asset Coverage Ratio
$248,418	$117,000,000	$11,000,000	2.35%	2.36%	266%

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and six months ended June 30, 2022, the components of interest expense were as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Interest expense	$878,723	$1,359,065
Amortization of deferred financing costs	140,039	258,442

Total interest expense	1,018,762	1,617,507

Note 6. Distributable Taxable Income:

The Company intends to elect to be treated as a RIC under the Code effective as of December 31, 2021 and has adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its shareholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2021). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The federal income tax characteristics of all distributions will be reported to shareholders on the IRS Form 1099 after the end of each calendar year. Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The Company had no such reclassifications for the six months ended June 30, 2022, or the year ended December 31, 2021.

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
Period Ended December 31, 2021
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

Note 7. Share Transactions

The Company is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and the Company is a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by the Company quarterly on a continuous basis at a price generally equal to the Company’s quarterly NAV per share; however, the Company may sell Common Shares intra-quarter. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. The Company will not list its Common Shares on a national securities exchange unless the holders of a majority of the outstanding Common Shares vote to approve such listing.

Our initial private offering of Common Shares (the “Private Offering”) is being conducted in reliance on Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Investors in our initial private offering are required to be “accredited investors” as defined in Regulation D of the Securities Act. We will also offer Common Shares offshore in reliance on Regulation S of the Securities Act. Common Shares will be offered for subscription on a continuous basis. Each investor in the Private Offering will purchase Common Shares pursuant to a subscription agreement entered into with us (a “Subscription Agreement”).

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

During the six months ended June 30, 2022, the Company issued 3,379,261 shares under its subscription agreement. The total number of shares of the Company’s common shares outstanding as of June 30, 2022, was 11,343,074.

Distributions

The Company may fund its cash distributions to shareholders from any sources of funds available to it, including, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its taxable earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities.

The following table summarizes the distribution declarations for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617
May 12, 2022	May 12, 2022	June 24, 2022	$0.39	$4,380,471

The following table summarizes the distribution declarations for the period ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
December 20, 2021	December 20, 2021	December 21, 2021	$0.27	$2,076,933

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net increase (decrease) in net assets resulting from operations	$872,010	$3,840,514
Weighted average common shares of common stock outstanding - basic and diluted	11,189,171	10,636,159
Basic and diluted net decrease in net assets resulting from operations per common share	$0.08	$0.36

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022:

Six Months Ended June 30, 2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$25.04
Results of Operations:
Net Investment Income (Loss) (1)	0.77
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(0.40)

Net Increase (Decrease) in Net Assets Resulting from Operations	0.37

Distributions to Common Shareholders
Distributions from Net Investment Income	(0.73)

Net Decrease in Net Assets Resulting from Distributions	(0.73)

Net Asset Value, End of Period	$24.68

Total Return (2)	1.46%

Ratios
Ratio of total expenses to average net assets (3)	4.60%
Ratio of net investment income (loss) to average net assets	6.76%
Portfolio turnover (4)	8.20%

Supplemental Data
Weighted-average shares outstanding	10,636,159
Shares outstanding, end of period	11,343,074
Net assets, end of period	$279,959,896
Year of formation	2021

(1)	The per common share data was derived using weighted average shares outstanding. Total return is based upon the change in NAV per share between the opening and ending net asset.
(2)

Total return is based upon the change in NAV per share between the opening and ending NAV values per share and the issuance of common shares in the period, and reflects reinvestment of any distributions to common shareholders. Total return is not annualized and does not include a sales load.

(3)

The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the six months ended June 30, 2022, the Company incurred $63,396 of Organizational Expenses, which were deemed to be non-recurring Ratio of net investment income (loss) to average net assets.

(4)	Portfolio turnover is not an annualized amount.

Note 10. Commitments and Contingencies

As of June 30, 2022, the Company had an aggregate of $36,974,610 of unfunded delayed draw term loan and revolver commitments to provide debt financing to its portfolio companies. The Company believes that it has sufficient cash and other liquid assets to satisfy the unfunded commitments.

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

Note 11. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 12, 2022, the date the financial statements were available to be issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure as of June 30, 2022, except as disclosed below.

On July 5, 2022, the Company sold 519,027 unregistered common shares (with the final number of shares being determined on July 22, 2022) to investors, including feeder vehicles. These common shares were sold in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and Regulation S under the Securities Act. The following table details the shares sold:

Date of Unregistered Sale	Amount of Common Shares	Consideration
As of July 5, 2022 (number of shares finalized on July 22, 2022)	519,027	$12,809,581

On July 13, 2022, the Company invested in a delayed draw term loan with Zips Car Wash, with a commitment amount of $25,000,000.

On July 14, 2022, Onex Falcon Direct Lending BDC SPV, LLC (“Onex Falcon Direct Lending BDC SPV” or the “Borrower”), a direct wholly-owned subsidiary of the Company, as borrower, and the Company, solely in its capacities as equity holder and collateral manager, entered into that certain Amendment No. 3 (the “Third Amendment”) to the Loan and Servicing Agreement dated as of October 4, 2021 (the “Loan and Servicing Agreement”) with, among others, Société Générale, as agent and lender and U.S. Bank National Association as collateral agent and collateral custodian. The Third Amendment, among other things, increased the borrowing capacity under the Loan and Servicing Agreement by $140 million to a total of $340 million. Amendment No. 1 to the Loan and Servicing Agreement is described in the Company’s Current Report on Form 8-K filed on April 7, 2022, and Amendment No. 2 to the Loan and Servicing Agreement does not contain any material amendments.

On July 21, 2022, the Company invested in a term loan with Wellful Inc., with a commitment amount of $5,000,000.

On July 25, 2022, the Company invested in a term loan with Apex Analytix, with a commitment amount of $24,150,000. $21,700,000 of the commitment amount is a funded term loan. The remaining $2,450,000 of the commitment is an unfunded revolving credit facility that is valid for 7 years after closing.

On August 8, 2022, the Company invested in a term loan with Crash Champions, with a commitment amount of $10,000,000. $6,356,589 of the commitment amount is a funded term loan. The remaining $3,643,811 of the commitment is a $2,713,178 unfunded revolving credit facility that is valid for 7 years after closing and a $930,233 revolving credit facility that is valid for 6 years after closing. $32,558 of the revolving credit facility was funded at closing, while $897,675 remains unfunded.

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

Overview:

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under the Code. We are managed by our Adviser. The Administrator will provide the administrative services necessary for us to operate.

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

We reimburse the Administrator for expenses necessary to perform services related to our administration and operations, including the Adviser’s portion of the compensation and related expenses for certain personnel who provide administrative services. Such services include, among other things, clerical, bookkeeping and recordkeeping services, investor relations, performing or overseeing the performance of our corporate operations (which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC), assisting us in calculating the NAV per share, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We will also bear all other costs and expenses of our operations, administration and transactions, including but not limited to:

•	the cost of our organization and the offering, bound by a time limitation;

•	the cost of calculating our NAV, including the cost of any third-party valuation services;

•	the cost of effecting any sales and repurchases of our common shares and other securities;

•	fees and expenses payable under any dealer manager or placement agent agreements, if any;

•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	costs of hedging;

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

Portfolio and Investment Activity

In October 2021, the Company closed on its first portfolio company investments. As of June 30, 2022 we had investments in 22 portfolio companies with an aggregate fair value of $396 million.

Our investment activity for the three and six months ended June 30, 2022 was as follows (information presented herein is at par value unless otherwise indicated):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Investments made in portfolio companies	70,276,526	185,022,599
Investments sold	—	—

Net investment activity before investments repaid	70,276,526	185,022,599
Investments repaid	(22,868,507)	(27,020,712)

Net investment activity	47,408,019	158,001,887
Portfolio companies at beginning of period	21	14
New portfolio companies	2	9
Exited portfolio companies	1	1
Portfolio companies at end of period	22	22
Number of investments made in existing portfolio companies	3	7
Percentage of investment commitments at floating rates	100.0%	100.0%
Percentage of investment commitments at fixed rates	—	—
Weighted average contractual interest rate of investment commitments based on par	8.16%	8.16%

The Company commenced operations on October 1, 2021. Accordingly, there is no activity in the comparable period for the three or six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, our investments consisted of the following:

June 30, 2022 Fair Value
Senior Secured Loan Debt Investments	$392,463,504
Equity Investments	3,423,677

Total	$395,887,181

December 31, 2021 Fair Value
Senior Secured Loan Debt Investments	$236,214,422
Equity Investments	4,585,750

Total	$240,800,172

As of the periods ended June 30, 2022 and December 31, 2021, all investments were considered to be income-producing investments.

Results of Operations

Our operating results for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total investment income	$7,724,118	$13,733,201
Net expenses	3,095,164	5,593,735

Net investment income	4,628,954	8,139,466
Net realized and unrealized loss	(3,756,944)	(4,298,952)

Net increase in net assets resulting from operations	872,010	3,840,514

Net investment income per share—basic and diluted	$0.41	$0.77
Net increase in net assets resulting from operations per share—basic and diluted	$0.08	$0.36

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

As of June 30, 2022, our portfolio, based on fair value, consisted of 99.1% first-lien debt investments and 0.9% other investments. As of December 31, 2021, our portfolio, based on fair value, consisted of 98.1% first-lien debt investments and 1.9% other investments. As of June 30, 2022, we had investments in 22 portfolio companies, with an average investment size of approximately $9.0 million based on fair value. As of December 31, 2021, we had investments in 14 portfolio companies, with an average investment size of approximately $9.2 million based on fair value. As of June 30, 2022 and December 31, 2021, the largest single investment based on fair value represented 7.2% and 12.0%, respectively, of our total investment portfolio. As of June 30, 2022 and December 31, 2021, 100% and 100%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, SOFR, and CDOR.

Investment income for the three and six months ended June 30, 2022, was as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest Income	$7,690,454	$13,699,537
Fee and other income	33,664	33,664

Total investment income	$7,724,118	$13,733,201

Weighted average contractual interest rate on income producing debt investments at par	8.16%	8.16%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	8.16%	8.16%

For the three and six months ended June 30, 2022, we have generated interest income of $7.7 and $13.7 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Management fees	$1,256,223	$2,359,078
Organizational and offering fees	31,698	63,396
Deferred financing expense	140,039	258,442
Professional fees	225,475	513,600
Directors’ fees and expenses	43,000	88,000
Interest expenses	878,723	1,359,065
Other general and administrative expenses	520,006	952,154

Total Expenses	3,095,164	5,593,735
Less: expense support from Adviser	—	—

Net Expenses	3,095,164	5,593,735

Total expenses were $3.1 and $5.6 million for the three and six months ended June 30, 2022, respectively. Management fees were $1.3 and $2.4 million for the three and six months ended June 30, 2022. All organization and offering costs since inception through June 30, 2022, were funded by the Adviser and we will have no responsibility for such costs until a Reimbursement Payment is required under the terms of the Expense Support Agreement, provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended June 30, 2022, the Company accrued organization and offering costs of less than $0.1 million.

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

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $22.9 and $27 million during the three and six months ended June 30, 2022, from which we realized net gains totaling $.02 and $0.2 million, respectively. We recognized gains on partial principal repayments we received at par value. For the three and six months ended June 30, 2022, the net change in unrealized appreciation (depreciation) on investments totaled $(4.0) and $(4.5) million, respectively, which was primarily due to fair market value depreciation and impact of currency translation.

Net Increase in Net Assets Resulting from Operations

For the three and six months ended June 30, 2022, the net increase in net assets resulting from operations was $0.9 and $3.8 million or $0.08 and $0.36 per share, respectively.

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2022, we had $156 million of par value of outstanding borrowings and our asset coverage ratio of total assets to total borrowings was 279%, compliant with the minimum asset coverage level of 150% generally required for a BDC by the 1940 Act.

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

On March 29, 2022, we declared a distribution of $0.34 per share, paid on April 29, 2022.

On May 12, 2022, we declared a distribution of $0.39 per share, paid on June 24, 2022.

Off-Balance Sheet Arrangements

From time-to-time we are a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the needs of our investment in portfolio companies. Such instruments include commitments to extend credit and may involve, in varying degrees, elements of credit risk in excess of amounts recognized on our balance sheet. Prior to extending such credit, we attempt to limit our credit risk by conducting extensive due diligence, obtaining collateral where necessary and negotiating appropriate financial covenants. As of June 30, 2022, the Company had approximately $37 million in commitments to fund investments. We may also enter into derivative contracts with off-balance sheet risk in connection with our investing activities.

Contractual Obligations

The Company had no contractual cash obligations and other commercial commitments as of June 30, 2022.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2022, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to LIBOR or SOFR or CDOR, as was our outstanding debt.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	13,183,996	4,680,000	8,503,996
Up 200 Basis Points	8,789,331	3,120,000	5,669,331
Up 100 Basis Points	4,394,665	1,560,000	2,834,665
Down 100 Basis Points	(2,511,099)	(1,560,000)	(951,099)
Down 200 Basis Points	(3,029,103)	(3,120,000)	90,897
Down 300 Basis points	(3,029,103)	(3,166,223)	137,120

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

3.1	Second Amended and Restated Declaration of Trust(2)

3.2	Bylaws(1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)	Filed herewith.
(1)	Incorporated by reference for Form 10 filed on September 17, 2021.
(2)	Incorporated by reference to Amendment No. 1 on Form 10 filed on November 15, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX FALCON DIRECT LENDING BDC FUND

August 12, 2022	By:	/s/ Sandeep Alva
	Name:	Sandeep Alva
	Title:	Chief Executive Officer

August 12, 2022	By:	/s/ Ted Gilpin
	Name:	Ted Gilpin
	Title:	Chief Financial Officer and Treasurer