Form 10-Q
period 2022-09-30
Onex Falcon Direct Lending BDC Fund
filed 2022-11-10
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Common shares of beneficial interest, par value $0.001 per share

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

The issuer had 12,276,016 common shares, $0.001 par value per share, outstanding as of November 8, 2022.

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
•
general economic and political trends and other external factors, including the impact of the uncertainty of the duration and severity of the current novel coronavirus, or COVID-19, pandemic and supply chain disruptions;
•
the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) and implementation of alternatives to LIBOR on our operating results;
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
•
actual and potential conflicts of interest with Onex Falcon Investment Advisors, LLC (the "Adviser") and its affiliates, and its senior investment team;
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we may invest;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
our use of financial leverage, including the use of borrowed money to finance a portion of our investments;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the impact of any future acquisitions or divestitures;
•
the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualification as a business development company ("BDC") and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2022	December 31, 2021
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $441,576,816 and $241,056,450, respectively)	$433,976,958	$240,800,172
Cash and cash equivalents	4,602,723	85,376,644
Restricted cash	2,961,627	—
Interest and other receivables	6,172,277	1,888,679
Deferred financing costs (net of $650,547 and $93,782 in amortized expenses, respectively)	2,232,598	1,212,383
Deferred offering costs (net of $126,791 and $31,698 in amortized expenses, respectively)	—	95,093
Prepaid expenses	237,100	158,708
Total Assets	450,183,283	329,531,679
Liabilities:
Credit facility (Note 5)	150,000,000	117,000,000
Administration fee payable (Note 3)	526,690	2,009,680
Management fee payable (Note 3)	2,650,674	761,633
Interest payable	951,003	154,524
Payable for investments purchased	—	14,893,750
Accrued expenses and other liabilities	959,281	80,550
Total Liabilities	155,087,648	134,900,137
Commitments and Contingencies (Note 10)	—	—
Net Assets	$295,095,635	$194,631,542
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 12,029,925 and 7,772,200 shares issued and outstanding, respectively)	$12,029	$7,772
Additional paid-in capital	301,174,299	194,861,143
Accumulated distributable earnings (losses)	(6,090,693)	(237,373)
Net Assets	$295,095,635	$194,631,542
Net Asset Value Per Share	$24.53	$25.04

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$10,075,686	$23,775,223
Other income	1,383,932	1,417,596
Total Investment Income	11,459,618	25,192,819
Expenses:
Management fee	1,394,452	3,753,530
Administration fee	390,200	861,325
Organizational and offering costs (Note 2)	31,697	95,093
Professional fees	315,803	829,403
Trustees’ fees	44,000	132,000
Interest and credit facility expense	2,028,494	3,646,001
Other general and administrative expense	124,129	605,158
Total Expenses	4,328,775	9,922,510
Net Investment Income (Loss)	7,130,843	15,270,309
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	509,057	740,816
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled, non-affiliated investments	(2,812,869)	(7,343,580)
Net realized and unrealized gain (loss)	(2,303,812)	(6,602,764)
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,827,031	$8,667,545
Net investment income (loss) per common share —Basic and Diluted	$0.60	$1.38
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$0.41	$0.79
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	11,820,852	11,027,810

The Company commenced operations on October 1, 2021. Accordingly, there is no activity in the comparable period for the three and nine months ended September 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares
For the Three Months Ended September 30, 2022	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of June 30, 2022	11,343,074	$11,343	$284,223,500	$(4,274,947)	$279,959,896
Net investment income (loss)				7,130,843	7,130,843
Net realized gain (loss) on investments				509,057	509,057
Net change in unrealized appreciation (depreciation) on investments				(2,812,869)	(2,812,869)
Issuance of common shares	519,027	519	12,809,062		12,809,581
Distributions to shareholders				(6,642,777)	(6,642,777)
Shares issued in connection with distribution reinvestment plan	167,824	167	4,141,737		4,141,904
Balance as of September 30, 2022	12,029,925	$12,029	$301,174,299	$(6,090,693)	$295,095,635

	Common Shares
For the Nine Months Ended September 30, 2022	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2021	7,772,200	$7,772	$194,861,143	$(237,373)	$194,631,542
Net investment income (loss)				15,270,309	15,270,309
Net realized gain (loss) on investments				740,816	740,816
Net change in unrealized appreciation (depreciation) on investments				(7,343,580)	(7,343,580)
Issuance of common shares	3,898,288	3,898	97,379,169		97,383,067
Distributions to shareholders				(14,520,865)	(14,520,865)
Shares issued in connection with distribution reinvestment plan	359,437	359	8,933,987		8,934,346
Balance as of September 30, 2022	12,029,925	$12,029	$301,174,299	$(6,090,693)	$295,095,635

The Company commenced operations on October 1, 2021. Accordingly, there is no activity in the comparable period for the three and nine months ended September 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statement of Cash Flows

(Unaudited)

Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$8,667,545
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(740,816)
Net change in unrealized (appreciation) depreciation on investments	7,343,580
Net accretion of discount on investments	(1,008,200)
Amortization of deferred financing costs	556,765
Payment-in-kind interest income	(1,237,215)
Purchases and drawdowns of investments	(260,091,641)
Sales and repayments of investments	62,557,506
(Increase) decrease in operating assets:
Interest and other receivables	(4,283,598)
Deferred offering costs	95,093
Prepaid expenses	(78,392)
Increase (decrease) in operating liabilities:
Administration fee payable	(1,482,990)
Management fee payable	1,889,041
Interest payable	796,479
Payable for investments purchased	(14,893,750)
Accrued expenses and other liabilities	878,731
Net cash provided by (used in) operating activities	(201,031,862)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	97,383,067
Distributions to shareholders	(5,586,519)
Borrowings on credit facility	243,000,000
Payments on credit facility	(210,000,000)
Financing costs paid and deferred	(1,576,980)
Net cash provided by (used in) financing activities	123,219,568
Net increase (decrease) in cash and cash equivalents	(77,812,294)
Cash and cash equivalents and restricted cash, beginning of period	85,376,644
Cash and cash equivalents and restricted cash, end of period	$7,564,350

Supplemental and Non-Cash Information
Cash paid for interest	$2,294,373
Reinvestments of distributions	$8,934,346

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$4,602,723
Restricted cash	2,961,627
Total cash and cash equivalents and restricted cash	$7,564,350

The Company commenced operations on October 1, 2021. Accordingly, there is no activity in the comparable period for the nine months ended September 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

September 30, 2022

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Crash Champions Intermediate, LLC	Initial Term Loan	1M SOFR + 6.25%	0.75%	9.28%	8/8/2022	8/1/2029	6,356,589	$6,231,161	$6,229,457	2.1%
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	1M SOFR + 6.25%	0.75%	9.31%	8/8/2022	8/1/2029	2,713,178	2,659,720	2,658,915	0.9%
Crash Champions Intermediate, LLC	Revolving Credit Loan	PRIME + 5.25%	0.75%	—	8/8/2022	8/1/2029	—	(18,145)	(18,605)	0.0%	(7) (8) (11) (13)
Total Automotive								8,872,736	8,869,767	3.0%
Business Services
BCP V Everise Acquisition LLC	Initial Term Loan	1M SOFR + 6.50%	0.75%	8.62%	5/12/2022	5/3/2027	25,000,000	24,410,342	24,187,500	8.2%	(5)
MMS Bidco LLC	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	9.63%	6/30/2022	6/30/2027	25,000,000	24,515,722	24,177,500	8.2%
Montana Buyer Inc.	Initial Term Loan	6M SOFR + 5.75%	0.75%	8.69%	7/22/2022	7/22/2029	21,700,000	21,279,539	21,266,000	7.2%
Montana Buyer Inc.	Revolving Loan	6M SOFR + 5.75%	0.75%	—	7/22/2022	7/22/2028	—	(47,373)	(49,000)	0.0%	(7) (8) (11) (13)
KeyData Associates Inc.	Closing Date Term Loan	1M CDOR + 7.00%	1.00%	11.20%	10/1/2021	7/16/2026	CAD 14,071,875	10,846,126	9,879,953	3.3%	(5) (10)
Total Business Services								81,004,356	79,461,953	26.9%
Chemicals, Plastics & Rubber
Atlas Intermediate III, L.L.C.	2022 Incremental Term Loan	3M LIBOR + 5.50%	1.00%	8.57%	3/1/2022	4/29/2025	6,544,889	6,436,171	6,283,093	2.1%	(5)
Total Chemicals, Plastics & Rubber								6,436,171	6,283,093	2.1%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 6.50%	0.50%	8.84%	3/18/2022	3/18/2027	14,058,387	13,798,177	13,706,928	4.6%	(5)
Steele Solutions, Inc.	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	—	3/18/2022	3/18/2027	—	(29,017)	(80,645)	0.0%	(7) (8) (11) (13)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(34,533)	(48,387)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,734,627	13,577,896	4.6%
Consumer Goods: Durable
Hy Cite Enterprises, LLC	Term Loan	1M LIBOR + 8.00%	1.00%	10.93%	11/12/2021	11/12/2026	28,958,303	28,222,264	28,234,346	9.6%	(5)
Total Consumer Goods: Durable								28,222,264	28,234,346	9.6%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	3M SOFR + 7.00%	1.00%	9.83%	10/1/2021	6/30/2026	20,828,564	20,482,893	20,151,635	6.8%	(5)
Connect America.com, LLC	Incremental Term Facility	3M SOFR + 7.00%	1.00%	8.37%	4/6/2022	6/30/2026	1,230,731	1,197,230	1,190,733	0.4%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	3M LIBOR + 6.25%	0.75%	10.05%	11/16/2021	4/21/2027	19,625,000	19,394,659	18,410,213	6.2%	(5) (9) (12)
Total Consumer Goods: Non-durable								41,074,782	39,752,581	13.5%
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	10.17%	7/13/2022	3/1/2024	4,521,875	4,373,676	4,146,875	1.4%	(8) (9) (13)
Total Consumer Services								4,373,676	4,146,875	1.4%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M LIBOR + 7.25%	1.00%	9.28%	10/1/2021	8/26/2026	12,126,667	11,900,158	11,696,170	4.0%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M LIBOR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(23,883)	(47,333)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,876,275	11,648,837	3.9%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M LIBOR + 6.00%	1.00%	9.12%	2/4/2022	1/31/2027	22,602,171	22,258,220	21,761,370	7.4%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Amplity Parent, Inc.	Revolving Credit Facility	1M LIBOR + 6.00%	1.00%	9.09%	2/4/2022	1/31/2027	1,113,516	1,079,755	1,030,670	0.3%	(8) (9) 13)
APT Opco, LLC	Senior Secured Term Loan	3M LIBOR + 6.25%	1.00%	9.89%	12/28/2021	12/28/2026	20,086,310	19,734,411	19,429,487	6.6%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M LIBOR + 6.25%	1.00%	—	12/28/2021	12/28/2026	—	(40,395)	(155,714)	-0.1%	(7) (8) (11) (13)
Spark DSO, LLC	First Lien Term Loan	1M LIBOR + 6.25%	1.00%	8.53%	2/9/2022	4/19/2026	18,241,504	18,088,859	17,734,390	6.0%
Spark DSO, LLC	Delayed Draw Term Loan B	1M LIBOR + 6.25%	1.00%	—	2/9/2022	4/19/2026	—	—	(115,833)	0.0%	(7) (8) (11) (13)
Spark DSO, LLC	Revolver	1M LIBOR + 6.25%	1.00%	—	2/9/2022	4/19/2026	—	(21,164)	(69,500)	0.0%	(7) (8) (11) (13)
Total Healthcare & Pharmaceuticals								61,099,686	59,614,870	20.2%
High Tech Industries
Bullhorn, Inc.	Amendment No. 1 Term Loan	3M LIBOR + 5.75%	1.00%	9.42%	11/10/2021	9/30/2026	14,905,660	14,864,467	14,603,075	4.9%	(5) (10)
GS AcquisitionCo, Inc.	Initial Term Loan	3M LIBOR + 5.75%	1.00%	9.85%	11/3/2021	5/25/2026	11,900,302	11,866,379	11,551,623	3.9%	(5) (8) (9)
GS AcquisitionCo, Inc.	Sixth Supplemental DDTL	3M LIBOR + 5.75%	1.00%	—	11/3/2021	5/25/2026	—	(8,737)	(87,906)	0.0%	(7) (8) (11) (13)
Medallia, Inc.	Initial Term Loan	3M LIBOR + 6.75%	0.75%	9.87% PIK	10/29/2021	10/29/2028	24,022,458	23,628,095	23,698,155	8.0%	(5) (9)
PDFTron US Acquisition Corp.	Initial Term Loan	1M SOFR + 5.50%	1.00%	8.56%	3/23/2022	7/15/2027	13,009,653	12,767,545	12,821,013	4.3%	(5) (10)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.25%	0.75%	9.10%	8/16/2022	8/16/2029	23,123,123	22,667,467	22,660,661	7.7%
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.25%	0.75%	—	8/16/2022	8/16/2028	—	(36,733)	(37,538)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								85,748,483	85,209,083	28.9%
Sovereign & Public Finance
IEC Corporation	Term Loan	1M LIBOR + 7.50%	1.00%	11.17%	12/17/2021	12/26/2026	27,790,000	27,179,059	26,981,311	9.1%	(5)
Pansophic Learning Ltd.	Senior Secured Term Loan	1M LIBOR + 7.25%	1.00%	9.88%	3/25/2022	3/25/2027	13,000,000	12,843,819	13,022,100	4.4%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	9.15%	12/27/2021	6/27/2027	15,338,636	15,106,059	15,195,987	5.1%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	12/27/2021	6/27/2027	—	(28,904)	(42,273)	0.0%	(7) (8) (11) (13)
Total Sovereign & Public Finance								55,100,033	55,157,125	18.7%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	3M LIBOR + 6.25%	1.00%	9.45%	2/1/2022	5/7/2027	21,354,386	21,004,364	20,995,633	7.1%	(5) (9)
Total Transportation: Cargo								21,004,364	20,995,633	7.1%
Wholesale
WSP Midco LLC	Initial Term Loan	1M LIBOR + 6.25%	1.00%	9.37%	10/1/2021	4/27/2027	18,810,073	18,488,598	17,540,393	5.9%	(5)
WSP Midco LLC	Delayed Draw Term Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2023	—	(24,943)	—	0.0%	(13)
WSP Midco LLC	Revolving Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2027	—	(13,954)	(57,400)	0.0%	(7) (8) (11) (13)
Total Wholesale								18,449,701	17,482,993	5.9%
Total Debt Investments								436,997,154	430,435,052	145.9%
Equity
Business Services
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	891,424	0.3%	(10)
Total Business Services								979,662	891,424	0.3%
Sovereign & Public Finance
S4T Holdings Corp.	Equity Units				12/27/2021	N/A	200	200,000	209,282	0.1%	(6)
Total Sovereign & Public Finance								200,000	209,282	0.1%
Wholesale
Wholesale Supplies Plus Holdings, LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	2,441,200	0.8%
Total Wholesale								3,400,000	2,441,200	0.8%
Total Equity								4,579,662	3,541,906	1.2%
Total Non-controlled/Non-affiliated investments (9)								$441,576,816	433,976,958	147.1%
Liabilities in Excess of Other Assets									(138,881,323)	-47.1%
Total Net Assets									$295,095,635	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted as Canadian dollar ("CAD").
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”) or Canadian Dollar Offered Rate (“CDOR” or “C”) or alternative base rate (commonly known as the U.S. Prime Rate (“Prime” or “P”), unless otherwise noted), which reset periodically based on the terms of the loan agreement. As of September 30, 2022, the 1-Month LIBOR or “1M LIBOR” was 3.14%, the 3-Month LIBOR or “3M LIBOR” was 3.75%, the 1-Month SOFR or “1M SOFR” was 3.04%, the 3-Month SOFR or “3M SOFR” was 3.59%, and the Prime was 6.25%.
(3)
The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, using the effective interest method.
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as "valuation designee" in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company's Board of Trustees (the "Board"). Although the Board designated the Adviser as "valuation designee," the Board ultimately is responsible for fair value determinations under the 1940 Act. (See Note 2 to the consolidated financial statements)
(5)
Security, or a portion thereof, is held through Onex Falcon Direct Lending BDC SPV LLC, a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the Société Générale debt facility.
(6)
Security is held through Onex Falcon Direct Lending BDC Blocker LLC, a wholly-owned blocker subsidiary.
(7)
The maturity date disclosed represents the commitment period of the unfunded term loan or revolver.
(8)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and/or unused fee rate.
(9)
The stated interest rate represents the weighted average interest rate of all contracts.
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 8.5% of total assets as of September 30, 2022.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of September 30, 2022, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,113,516	$1,113,516
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	—	4,761,905
Crash Champions Intermediate, LLC	Revolver	930,233	—	930,233
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3,000,204	—	3,000,204
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	1,333,333
Montana Buyer Inc.	Revolver	2,450,000	—	2,450,000
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	—	4,545,455
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	—	2,500,000
Spark DSO, LLC	Delayed Draw Term Loan	4,166,667	—	4,166,667
Steele Solutions, Inc.	Revolver	1,935,484	—	1,935,484
Steele Solutions, Inc.	Delayed Draw Term Loan	3,225,806	—	3,225,806
WSP Midco LLC	Delayed Draw Term Loan	3,401,460	—	3,401,460
WSP Midco LLC	Revolver	850,365	—	850,365
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	4,521,875	20,478,125
		$62,204,821	$5,635,391	$56,569,430

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2021

Portfolio Company (1)	Investment Type	Reference Rate and Spread (4 (5)	Floor	Interest Rate	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (2)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Schumacher Electric Corporation	Term Loan	3M LIBOR + 7.00%	1.00%	8.00%	10/1/2021	6/1/2027	14,925,000	$14,781,268	$14,775,376	7.6%	(3) (7)
Total Automotive								14,781,268	14,775,376	7.6%
Business Services
KeyData Associates Inc.	Closing Date Term Loan	1M CDOR + 7.00%	1.00%	8.00%	10/1/2021	7/16/2026	CAD 14,178,750	10,897,860	10,957,173	5.6%	(3) (7)
Total Business Services								10,897,860	10,957,173	5.6%
Construction & Building
AmeriTex Pipe & Products, LLC (Concrete Real Estate Investments , LLC)	First Lien Term Loan	1M LIBOR + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	19,427,163	19,056,996	19,038,620	9.8%	(7)
AmeriTex Pipe & Products, LLC (Concrete Real Estate Investments , LLC)	Delayed Draw Term Loan	1M LIBOR + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	2,026,923	1,880,126	1,871,923	1.0%	(6)
AmeriTex Pipe & Products, LLC (Concrete Real Estate Investments , LLC)	Revolver	1M LIBOR + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	2,861,538	2,793,786	2,790,000	1.4%	(6) (7)
Total Construction & Building								23,730,908	23,700,543	12.2%
Consumer Goods: Durable
Hy Cite Enterprises, LLC	Commitment	1M LIBOR + 8.00%	1.00%	9.00%	11/12/2021	11/12/2026	29,812,500	28,934,591	28,918,124	14.9%	(7)
Total Consumer Goods: Durable								28,934,591	28,918,124	14.9%
Consumer Goods: Non-durable
KNS Acquisition Corp.	Initial Term Loan (First Lien)	3M LIBOR + 6.25%	0.75%	7.00%	11/16/2021	4/21/2027	14,906,250	14,893,828	14,651,577	7.5%	(7)
Total Consumer Goods: Non-durable								14,893,828	14,651,577	7.5%
Consumer Services
IEC Corporation	Term Loan	1M LIBOR + 7.50%	1.00%	8.50%	12/17/2021	12/26/2026	28,000,000	27,302,081	27,300,000	14.0%	(7)
Total Consumer Services								27,302,081	27,300,000	14.0%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M LIBOR + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	12,316,667	12,051,021	12,039,542	6.2%	(3) (7)
Jackson Paper Manufacturing Company	Revolving Loan	1M LIBOR + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	—	(28,458)	(30,000)	0.0%	(6)
Total Forest Products & Paper								12,022,563	12,009,542	6.2%
Healthcare & Pharmaceuticals
APT Opco, LLC	Senior Secured Term Loan	3M LIBOR + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	20,238,095	19,834,301	19,833,333	10.2%
APT Opco, LLC	Delayed Draw Term Loan	3M LIBOR + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	—	(47,410)	(47,619)	0.0%	(6)
Connect America Intermediate, LLC	Term Facility	3M SOFR + 7.00%	1.00%	8.00%	10/1/2021	6/30/2026	20,981,522	20,576,005	20,666,799	10.6%	(3) (7)
Total Healthcare & Pharmaceuticals								40,362,896	40,452,513	20.8%
High Tech Industries
Bullhorn, Inc.	Amendment No. 1 Term Loan	3M LIBOR + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	4,643,265	4,620,462	4,620,048	2.4%	(7)
Bullhorn, Inc.	Amendment No. 2 DDTL Term Loan	3M LIBOR + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	—	(50,218)	(51,725)	0.0%	(6)
GS AcquisitionCo, Inc.	Initial Term Loan	3M LIBOR + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	7,987,669	7,949,243	7,947,731	4.1%
GS AcquisitionCo, Inc.	Sixth Supplemental DDTL	3M LIBOR + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	—	(16,921)	(34,960)	0.0%	(6)
Medallia, Inc.	Initial Term Loan	3M LIBOR + 6.75%	0.75%	7.50%	10/29/2021	10/29/2028	17,729,688	17,384,063	17,375,094	8.9%	(7)
Total High Tech Industries								29,886,629	29,856,188	15.3%
Sovereign & Public Finance
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	15,454,545	15,184,731	15,184,091	7.8%	(7)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (4 (5)	Floor	Interest Rate	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (2)	% of Net Assets	Footnotes
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	—	(33,998)	(79,545)	0.0%	(6)
Total Sovereign & Public Finance								15,150,733	15,104,546	7.8%
Wholesale
WSP Midco LLC	Initial Term Loan	1M LIBOR + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	18,952,934	18,587,026	18,573,876	9.5%	(3)
WSP Midco LLC	Delayed Draw Term Loan	1M LIBOR + 6.25%	1.00%	7.25%	10/1/2021	4/27/2023	—	(57,357)	(68,029)	0.0%	(6)
WSP Midco LLC	Revolving Loan	1M LIBOR + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	—	(16,238)	(17,007)	0.0%	(6)
Total Wholesale								18,513,431	18,488,840	9.5%
Total Debt Investments								236,476,788	236,214,422	121.4%
Equity
Business Services
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	985,750	0.5%	(3)
Total Business Services								979,662	985,750	0.5%
Sovereign & Public Finance
S4T Holdings Corp.	Equity Units				12/27/2021	N/A	200	200,000	200,000	0.1%
Total Sovereign & Public Finance								200,000	200,000	0.1%
Wholesale
Wholesale Supplies Plus Holdings, LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	3,400,000	1.7%	(3)
Total Wholesale								3,400,000	3,400,000	1.7%
Total Equity								4,579,662	4,585,750	2.4%
Total Non-controlled/Non-affiliated investments								$241,056,450	240,800,172	123.7%
Liabilities in Excess of Other Assets									(46,168,630)	-23.7%
Total Net Assets									$194,631,542	100.0%

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
(6)
Please see Note 10 to the consolidated financial statements for details on unfunded commitments.
(7)
Assets pledged to lenders as collateral.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Onex Falcon Direct Lending BDC Fund (the “Company”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company commenced operations on October 1, 2021.

On August 25, 2021, the Company formed a wholly-owned blocker entity, Onex Falcon Direct Lending BDC Blocker LLC (the “OFDL Blocker”), which holds certain of the Company’s portfolio equity investments. On September 21, 2021, the Company formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Falcon Direct Lending BDC SPV, LLC (the “OFDL SPV”), which holds certain of the Company’s portfolio loan investments that are used as collateral for the debt financing facility provided by Société Générale.

The Company is managed by Onex Falcon Investment Advisors, LLC, (the “Adviser”). The Adviser, subject to the overall supervision of the board of trustees (the “Board”) provides investment advisory services to the Company. The Advisor also provides administrative services necessary for the Company to operate.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The Company invests primarily in senior and subordinated debt and, to a lesser extent, equity including warrants, options, and convertible instruments, of middle market companies.

The Company’s fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. The unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the SEC. The Company is considered an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, OFDL SPV and OFDL Blocker, in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments

In accordance with U.S. GAAP guidance on segment reporting, the Company has determined that its operations comprise a single reporting segment.

Cash and Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments. Restricted cash consists of deposits pledged as collateral. Cash, cash equivalents and restricted cash are held at major financial institutions and, at times, may exceed the insured limits under applicable law.

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

Valuation Procedures

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Although the Board designated the Adviser as “valuation designee,” the Board ultimately is responsible for fair value determinations under the 1940 Act.

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities for which market quotations are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of the Adviser, does not represent fair value.

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the Adviser's investment professionals that are responsible for the portfolio investment;
•
Preliminary valuation conclusions are then documented and discussed with the Adviser's senior investment team;
•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm; and
•
The Adviser then reviews the valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of, where applicable, other third parties.

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of investments that do not have a readily available market value, the fair value of the Company's investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

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

The Company classifies the inputs used to measure fair values into the following hierarchy:

•
Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible to the Company at the measurement date.
•
Level 2—Valuations are based on similar assets or liabilities in active markets, or quoted prices identical or similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC Topic 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company reviews pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment, including the impact of changes in broader market indices and credit spreads, and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

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

Payment-in-Kind Interest

Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income and generally becomes due at maturity. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

Deferred Financing Costs

Origination and other expenses related to the Company’s revolving credit facility are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services, printing, consulting services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include legal expenses related to the preparation of the Company’s registration statement in connection with the Company's offering of common shares. Offering costs are capitalized as deferred offering expenses and are amortized over twelve months from incurrence.

Earnings per Share

Basic earnings per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner, with further adjustments to reflect the dilutive effect of common share equivalents outstanding.

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

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

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of capital gains in excess of capital losses (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For this purpose, however, any net ordinary income or capital gains retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years and has concluded that no provision for income tax for uncertain tax positions is required in the Company’s consolidated financial statements. The Company’s major tax jurisdictions are U.S. federal, New York State, and foreign jurisdictions where the Company makes significant investments. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

Distributions to Common Shareholders

Distributions to the Company’s shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board and is generally based upon earnings estimated by the Adviser. Net realized capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Company has adopted an “opt out” distribution reinvestment plan (“DRP”) for its shareholders. As a result, if the Company makes a cash distribution, its shareholders will have their cash distributions reinvested in additional shares of the Company including fractional shares as necessary, unless they specifically “opt out” of the DRP to receive the distribution in cash. Under the DRP, cash distributions to participating shareholders will be reinvested in additional shares of the Company at a purchase price equal to the net asset value per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared.

The Company may distribute taxable distributions that are payable in cash or shares at the election of each shareholder. Under certain applicable provisions of the Code and the U.S. Treasury regulations, distributions payable in cash or in shares of stock at the election of shareholders are treated as taxable distributions. As a result, a U.S. shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. shareholder sells the shares it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the Company’s shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, the Company may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in shares.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (1) all assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the date of valuation; and (2) purchases and sales of investments, borrowings and repayments of such borrowings, and income and expense items denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Note 3. Related Party Transactions

Administration Agreement

Pursuant to an agreement between the Company and the Adviser effective September 16, 2021 (the “Administration Agreement”), the Adviser performs, oversees, or arranges for, the performance of administrative and compliance services necessary for the operations of the Company, which includes office facilities, equipment, bookkeeping and recordkeeping services and such other services as the Adviser, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

In addition, pursuant to the Administration Agreement, the Adviser may pay third-party providers of goods or services and the Company will pay or reimburse the Adviser for certain expenses incurred by any such third parties for work done on its behalf.

The Company reimburses the Adviser for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Adviser is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance. No person who is an officer, trustee or employee of the Adviser or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee.

For the three months ended September 30, 2022, the Company incurred administrative fees of $0.4 million. For the nine months ended September 30, 2022, the Company incurred administrative fees of $0.9 million.

Investment Advisory Agreement

The Adviser serves as the Company’s investment adviser pursuant to an investment advisory agreement between the Company and the Adviser effective September 16, 2021 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Adviser provides overall investment advisory services for the Company and in accordance with the terms of the Investment Advisory Agreement and the Company’s investment objective, policies and restrictions as in effect from time to time: determines the composition of the Company’s portfolio, the nature and timing of the changes to, the portfolio and the manner of implementing such changes; identifies investment opportunities and makes investment decisions for the Company; monitors investments; performs due diligence on prospective portfolio companies; exercises voting rights in respect of portfolio securities and other investments; serve on, and exercise observer rights for, boards of directors and similar committees of the Company’s portfolio companies; negotiates, obtains and manages financing facilities and other forms of leverage; and provides the Company with such other investment advisory and related services as the Fund may, from time to time, reasonably require for the investment of capital.

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

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and a performance-based incentive fee.

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

For the three and nine months ended September 30, 2022, management fees were $1.4 million and $3.8 million, respectively.

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

For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) (the “Ordinary Income”) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Management Fee, administration expenses and any interest expense and distributions paid on any issued and outstanding preferred shares, but excluding the Subordinated Incentive Fee on Income and the Incentive Fee on Capital Gains). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

For accounting purposes only, the Company accrues, but does not pay, a capital gains incentive fee with respect to unrealized capital appreciation. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.

There were no incentive fees paid or accrued for the three and nine months ended September 30, 2022.

Revolving Loan Agreement

On September 8, 2022, the Company entered into an unsecured revolving loan agreement (the “Revolving Onex Loan”) with Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser (the “Onex Entity”), whereby the Onex Entity may advance amounts to the Company (each such amount, a “Onex Loan”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. The Revolving Onex Loan is intended to provide the Company with the ability to fund investments, related costs and expenses, and general corporate purposes. Amounts drawn under the Onex Loan will bear interest at the secured overnight financing rate (“SOFR”) plus a spread of 2.60%.

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On March 29, 2022, the SEC issued an order granting the Company's application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) and, subject to satisfaction of certain conditions, proprietary accounts of the Adviser or its affiliates (“Proprietary Accounts”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of its independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies.

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $0.8 million, which has been reimbursed by the Company or offset against the Expense Payment due from the Adviser in connection with the Expense Support Agreement (described below).

Expense Support Agreement

On September 15, 2021, the Company entered into the Expense Support Agreement with the Adviser.

Commencing with the fourth quarter of 2021 and on a quarterly basis thereafter, the Adviser may elect to pay certain expenses of the Company from time to time, which the Company will be obligated to reimburse to the Adviser at a later date if certain conditions are met. Any payment so required to be made by the Adviser is referred to herein as an “Expense Payment.”

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

The amount of the Reimbursement Payment for any calendar quarter will be equal to the lesser of (i) the Excess Operating Funds in such calendar quarter, and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Adviser. No Reimbursement Payment shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share (defined below) at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

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

As of September 30, 2022, the total Expense Payment provided by the Adviser since inception was $2.9 million. The Company may or may not reimburse remaining expense support in the future. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of September 30, 2022. The following table summarizes the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through
December 31, 2021	$2,858,000	$1,459,766	$1,398,234	December 31, 2024

Shares held by Affiliated Accounts

As of September 30, 2022, certain entities affiliated with the Company held shares of the Company. Onex Falcon Investment Advisors, LLC held 64 shares, approximately 0.001% of outstanding shares of the Company.

Forward Purchase Agreement

On September 15, 2021, the Company entered into a forward purchase agreement with Onex Credit Finance II Corporation (“the Forward Purchase Agreement”) to acquire a select portfolio of investments consisting of funded debt investments, future funding obligations and equity investments (the “Initial Portfolio”), which was approved by the Board.

On October 1, 2021, the Company purchased the Initial Portfolio for $99.2 million from Onex Credit Finance II Corporation based on the Forward Purchase Agreement. The purchase price was adjusted for any principal amortization on the investments that had occurred between the valuation date and the date on which the Initial Portfolio was sold to the Company.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Adviser serve or may serve as officers, trustees or principals of entities that operate in the same, related or an unrelated line of business as the Company does. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may or may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$436,997,154	$430,435,052	$236,476,788	$236,214,422
Equity	4,579,662	3,541,906	4,579,662	4,585,750
Total Investments	$441,576,816	$433,976,958	$241,056,450	$240,800,172

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2022 and December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$8,869,767	2.0%	$14,775,376	6.1%
Business Services	80,353,377	18.5%	11,942,923	5.0%
Chemicals, Plastics & Rubber	6,283,093	1.4%	—	—%
Construction & Building	13,577,896	3.1%	23,700,543	9.8%
Consumer Goods: Durable	28,234,346	6.5%	28,918,124	12.0%
Consumer Goods: Non-durable	39,752,581	9.2%	14,651,577	6.1%
Consumer Services	4,146,875	1.0%	27,300,000	11.3%
Forest Products & Paper	11,648,837	2.7%	12,009,542	5.0%
Healthcare & Pharmaceuticals	59,614,870	13.8%	40,452,513	16.8%
High Tech Industries	85,209,083	19.6%	29,856,188	12.4%
Sovereign & Public Finance	55,366,407	12.8%	15,304,546	6.4%
Transportation: Cargo	20,995,633	4.8%	—	—%
Wholesale	19,924,193	4.6%	21,888,840	9.1%
Total Investments	$433,976,958	100.0%	$240,800,172	100.0%

	September 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
United States	$423,205,581	97.5%	$228,857,249	95.0%
Canada	10,771,377	2.5%	11,942,923	5.0%
Total Investments	$433,976,958	100.0%	$240,800,172	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$18,410,213	$412,024,839	$430,435,052
Equity	—	—	3,541,906	3,541,906
Total Investments	$—	$18,410,213	$415,566,745	$433,976,958

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$14,651,577	$221,562,845	$236,214,422
Equity	—	—	4,585,750	4,585,750
Total Investments	$—	$14,651,577	$226,148,595	$240,800,172

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2022:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2022	$221,562,845	$4,585,750	$226,148,595
Purchases of investments	255,316,641	—	255,316,641
Proceeds from principal pre-payments and sales of investments	(62,276,256)	—	(62,276,256)
Payment-in-kind	1,237,215	—	1,237,215
Net accretion of discount on investments	1,008,200	—	1,008,200
Net change in unrealized appreciation (depreciation) on investments	(5,557,541)	(1,043,844)	(6,601,385)
Net realized gain (loss) on investments	733,735	—	733,735
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of September 30, 2022	$412,024,839	$3,541,906	$415,566,745
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(5,593,797)	$(1,043,844)	$(6,637,641)

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of September 30, 2022 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$244,059,878	Discounted cash flow	Discount rate	6.5% - 9.5% (7.8%)	Decrease
	111,108,195	Yield analysis	Market yield	10.8% - 11.7% (11.3%)	Decrease
	56,856,766	Recent transactions	Transaction price	98.0 - 98.5 (98.0)	N/A
Equity	3,541,906	Enterprise value waterfall	EBITDA multiple	12.7x - 14.3x (13.0x)	Increase
	$415,566,745

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2021 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$39,155,638	Discounted cash flow	Discount rate	7.79% - 9.00% (8.42%)	Decrease
	182,407,207	Recent transactions	Transaction price	N/A	N/A
Equity	4,585,750	Recent transactions	Transaction price	N/A	N/A
	$226,148,595

Note 5. Debt

OFDL SPV, as borrower, and the Company, as equity holder and collateral manager, entered into a Loan and Servicing Agreement dated as of October 4, 2021 (as amended December 27, 2021, March 31, 2022 and July 14, 2022) (the “SPV Facility”) with Société Générale, as initial lender and agent, and certain financial institutions (the "Lenders"), and U.S. Bank National Association as collateral agent and collateral custodian. Under the SPV Facility, the amount available to the SPV is currently $340.0 million. Borrowings under the SPV Facility will bear interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). OFDL SPV will also pay an unused commitment fee on the unused commitment amount at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company also pays a fee of 0.20% on the outstanding balance under the SPV Facility beginning on July 14, 2022.

In connection with the SPV Facility, on October 4, 2021, the Company entered into a sale and contribution agreement with the OFDL SPV, which provides for the sale and contribution of certain loans to the OFDL SPV and for future sales from the Company to the OFDL SPV on an ongoing basis. Such loans sold and contributed to OFDL SPV constitute part of the initial portfolio of assets securing the SPV Facility.

The SPV Facility includes customary covenants, including certain financial maintenance covenants, limitation on the activities of OFDL SPV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility is collateralized by assets held by the OFDL SPV and on any payments received by OFDL SPV in respect of those assets. Assets pledged to the SPV Facility will not be available to pay other obligations of the Company.

Further, as discussed in Note 3 above, on September 8, 2022, the Company entered into the Revolving Onex Loan with the Onex Entity.

Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SPV Facility	$340,000,000	$150,000,000	$200,000,000	$117,000,000
Revolving Onex Loan	80,000,000	—	—	—
	$420,000,000	$150,000,000	$200,000,000	$117,000,000

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and nine months ended September 30, 2022 the components of interest expense were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest expense	$1,730,171	$3,089,236
Amortization of deferred financing costs	298,323	556,765
Total interest expense	$2,028,494	$3,646,001
Average debt outstanding	$153,096,774	$100,054,745
Weighted average interest rate	4.0%	3.2%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

On September 16, 2021, the Adviser purchased 60 common shares of the Company for aggregate proceeds of $1,500.

The following table summarizes the total shares issued and proceeds received during the nine months ended September 30, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
September 30, 2022	519,027	12,809,581
	3,898,288	$97,383,067

Distributions

The Company may fund its cash distributions to shareholders from any sources of funds available to it, including, offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its taxable earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities.

With respect to distributions, we have adopted an “opt out” distribution reinvestment plan (“DRP”) for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRP will have their distributions automatically reinvested in additional common shares rather than receiving cash distributions. Shareholders who receive distributions in the form of common shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
May 12, 2022	May 12, 2022	June 24, 2022	0.39	4,380,471	191,613
August 11, 2022	August 15, 2022	September 28, 2022	0.56	6,642,777	167,824
			$1.29	$14,520,865	359,437

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net increase in net assets resulting from operations	$4,827,031	$8,667,545
Weighted average common shares outstanding—basic and diluted	11,820,852	11,027,810
Net increase in net assets resulting from operations per common share—basic and diluted	$0.41	$0.79

Note 8. Income Taxes

The Company has elected to be treated as a RIC under the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its shareholders as a distribution. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2022, there was deferred tax assets of $0.2 million, offset by valuation allowances of $0.2 million, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022
Per share data: (7)
Net asset value, beginning of period	$25.04
Results of operations:
Net investment income (Loss) (1)	1.38
Net realized and unrealized gain (loss) (6)	(0.60)
Net increase (decrease) in net assets resulting from operations (1)	0.78
Shareholder distributions: (2)
Distributions from net investment income	(1.29)
Net decrease in net assets resulting from shareholder distributions	(1.29)
Net asset value, end of period	$24.53
Shares outstanding, end of period	12,029,925
Total return based on net asset value (3)	3.13%
Ratio/Supplemental Data: (7)
Net assets, end of period	$295,095,635
Ratio of net investment income (loss) to average net assets (4)	8.21%
Ratio of total expenses to average net assets (4)	5.31%
Average debt outstanding	$100,054,745
Portfolio turnover	18.41%
Total amount of senior securities outstanding	$150,000,000
Asset coverage per unit (5)	$2,967

(1)
The per share data was derived using weighted average shares outstanding during the period.
(2)
The per share data for distributions reflects the actual amount of distributions paid during the period.
(3)
Total return based on net asset value is calculated as the change in net asset value per share during the period, and reflects reinvestment of any distributions to common shareholders. Total return is not annualized.

(4)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses, such as organization and offering costs, is annualized.
(5)
Asset coverage per unit is the ratio of the carrying value of the Company’s consolidated total assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(6)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption is derived from total change in net asset value during the period and differs from the amount calculated using average shares because of the timing of issuances of the Company’s shares in relation to changes in net asset value during the period.
(7)
The Company commenced operations on October 1, 2021. Accordingly, there is no activity in the comparable period for the nine months ended September 30, 2021.

Note 10. Commitments and Contingencies

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2022, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company's conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2022	December 31, 2021
Unfunded delayed draw term loan commitments	$43,579,622	$30,761,205
Unfunded revolver obligations	12,989,808	7,906,775
	$56,569,430	$38,667,980

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On October 3, 2022, the Company, in connection with its private placement of the Company's common shares, issued 246,090 common shares for an aggregate amount of $6.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in this Quarterly Report. This discussion includes forward-looking statements that involve numerous risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 3 of this Quarterly Report. Actual results could differ materially from those implied or expressed in any forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Onex Falcon Direct Lending BDC Fund.

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for U.S. federal income tax purposes, we elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of September 30, 2022 and December 31, 2021, the total amount of non-qualifying assets to total assets was approximately 8.5% and 5.0%, respectively.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We invest primarily in senior and subordinated debt and, to a lesser extent, equity including warrants, options, and convertible instruments, of middle market companies.

On August 25, 2021, the Company formed a wholly-owned blocker entity, Onex Falcon Direct Lending BDC Blocker LLC, which holds certain of the Company’s portfolio equity investments. On September 21, 2021, the Company formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Falcon Direct Lending BDC SPV, LLC, which holds certain of the Company’s portfolio loan investments that are used as collateral for the debt financing facility with Société Générale.

On October 1, 2021, we closed on our initial private offering and commenced operations. We conduct private offerings of our common shares to accredited investors pursuant to a subscription agreement entered into with us.

We are externally managed by Onex Falcon Investment Advisors, LLC (the “Adviser”), a subsidiary of Onex Corporation, as investment adviser. The Adviser also serves as our administrator and provides administrative services necessary for us to operate.

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

Revenues

The principal measure of our financial performance is the net increase or decrease in net assets resulting from operations, which includes net investment income or loss and net realized and unrealized gain or loss on investments. Net investment income or loss is the difference between our income from interest, distributions, fees, and other investment income and our operating expenses, including interest expense. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for any non-U.S. dollar denominated investment transactions. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized appreciation or depreciation on foreign currency for any non-U.S. dollar denominated investments.

We primarily generate revenue in the form interest income from our investments in debt investments that consist primarily of senior and junior secured loans. Our debt investments is spread across multiple industries and geographic locations and, as such, we are broadly exposed to market conditions and business environments. As a result, although our investments are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector or issuer. Our debt investments typically have a term of five to ten years, but the expected average life of such securities is generally between three and five years. The loans in which we invest will generally bear interest at a floating rate usually determined on the basis of a benchmark, such as LIBOR, SOFR, or an alternate base rate. In addition, some of our investments may provide for PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. To a lesser extent, we may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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
•
federal, state and local taxes;
•
independent trustees’ fees and expenses including certain travel expenses;
•
costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;
•
the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs), the costs of any shareholder or trustee meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•
commissions and other compensation payable to brokers or dealers;

•
research and market data;
•
fidelity bond, trustees’ and officers’ errors and omissions liability insurance and other insurance premiums;
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

Leverage

The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing, general economic and market conditions or compliance needs. Pursuant to the Small Business Credit Availability Act, and the approval of our Board and initial shareholder, the Company may incur indebtedness as long as immediately after such borrowing it has an asset coverage for total borrowings of at least 150%.

Portfolio and Investment Activity

In October 2021, we closed on our first portfolio company investments. As of September 30, 2022 we had investments in 25 portfolio companies with an aggregate fair value of $434.0 million.

Our investment activity for the three and nine months ended September 30, 2022 was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Investments made in portfolio companies	$75,069,042	$260,091,641
Investments sold	—	—
Investments repayments	(35,536,794)	(62,557,506)
Net investment activity	$39,532,248	$197,534,135
Portfolio companies at beginning of period	22	14
New portfolio companies	4	13
Exited portfolio companies	1	2
Portfolio companies at end of period	25	25
Percentage of investment commitments at floating rates	100.0%	100.0%
Percentage of investment commitments at fixed rates	—	—
Weighted average contractual interest rate of investment commitments based on par	9.59%	9.59%

We commenced operations on October 1, 2021. Accordingly, there is no activity in the comparable period for the three and nine months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, our investments consisted of the following:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$436,997,154	$430,435,052	$236,476,788	$236,214,422
Equity	4,579,662	3,541,906	4,579,662	4,585,750
Total Investments	$441,576,816	$433,976,958	$241,056,450	$240,800,172

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$433,976,958	100.0%	$240,800,172	100.0%
Non-accrual	—	0.0%	—	0.0%
Total Investments	$433,976,958	100.0%	$240,800,172	100.0%

Results of Operations

We commenced operations on October 1, 2021 and therefore have no prior period with which to compare our operating results.

Our operating results for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total investment income	$11,459,618	$25,192,819
Net expenses	4,328,775	9,922,510
Net investment income	7,130,843	15,270,309
Net realized and unrealized gain (loss)	(2,303,812)	(6,602,764)
Net increase in net assets resulting from operations	$4,827,031	$8,667,545
Net investment income per common share—basic and diluted	$0.60	$1.38
Net increase in net assets resulting from operations per common share—basic and diluted	$0.41	$0.79

Investment Income

Investment income is primarily dependent on the composition and credit quality of our investment portfolio. Generally, we expect our debt investments to generate predictable, recurring interest income in accordance with the contractual terms of each loan. Corporate equity securities may pay a dividend and may increase in value for which a gain may be recognized; generally, such dividend payments and gains are less predictable than interest income on our loan portfolio.

Investment income for the three and nine months ended September 30, 2022, was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest income	$10,075,686	$23,775,223
Other income	1,383,932	1,417,596
Total investment income	$11,459,618	$25,192,819
Weighted average contractual interest rate on performing interest bearing investments	9.59%	9.59%
Weighted average contractual interest rate on all interest bearing investments	9.59%	9.59%

For the three and nine months ended September 30, 2022, we have generated interest income of $10.1 million and $23.8 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Management fee	$1,394,452	$3,753,530
Administration fee	390,200	861,325
Organizational and offering costs	31,697	95,093
Professional fees	315,803	829,403
Trustees’ fees	44,000	132,000
Interest and credit facility expense	2,028,494	3,646,001
Other general and administrative expense	124,129	605,158
Total Expenses	4,328,775	9,922,510
Expense support from Adviser	—	—
Net Expenses	$4,328,775	$9,922,510

Total expenses were $4.3 million and $9.9 million for the three and nine months ended September 30, 2022, respectively. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Interest expense under the SPV Facility is based on the average debt outstanding.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On September 15, 2021, we entered into the Expense Support Agreement with the Adviser. Commencing with the fourth quarter of 2021 and on a quarterly basis thereafter, the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser at a later date if certain conditions are met. Any payment so required to be made by the Adviser is referred to herein as an “Expense Payment.” There was no Expense Payment from the Adviser for the three and nine months ended September 30, 2022.

Amounts due to the Adviser for the expected recoveries of operating expenses incurred on behalf of the Company, are reflected in amounts due to Adviser on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $35.5 million and $62.6 million during the three and nine months ended September 30, 2022, from which we realized net gains totaling $0.5 million and $0.7 million, respectively. We recognized gains on partial principal repayments we received at par value. For the three and nine months ended September 30, 2022, the net change in unrealized appreciation (depreciation) on investments totaled $(2.8) million and $(7.3) million, respectively, which was primarily due to fair market value depreciation and the impact of currency translation.

Net Increase in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2022, the net increase in net assets resulting from operations was $4.8 million and $8.7 million or $0.41 and $0.79 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2022, our asset coverage ratio was 296.7%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of September 30, 2022 we had $4.6 million in cash and cash equivalents on hand, plus $190.0 million and $80.0 million available to us under our borrowing facilities with Société Générale and Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the issuance of our common shares for the nine months ended September 30, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
September 30, 2022	519,027	12,809,581
	3,898,288	$97,383,067

Distributions and Dividend Reinvestment

We intend to continue to make quarterly distributions to our shareholders. To maintain our RIC status and avoid certain excise taxes imposed on RICs, we generally endeavor to distribute during each calendar year an amount at least equal to the sum of:

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

The following tab reflects the distributions declared on common shares and common shares issued pursuant to our dividend reinvestment plan for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
May 12, 2022	May 12, 2022	June 24, 2022	0.39	4,380,471	191,613
August 11, 2022	August 15, 2022	September 28, 2022	0.56	6,642,777	167,824
			$1.29	$14,520,865	359,437

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2022, our asset coverage ratio was 296.7%.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of September 30, 2022:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$150,000,000	$—	$—	$150,000,000	$—
Revolving Onex Loan	—	—	—	—	—
Total	$150,000,000	$—	$—	$150,000,000	$—

Related Party Transactions

We have entered into certain contracts under which we have future commitments with affiliated or related parties. We entered into an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we will pay our Adviser an annual base management fee based on our total assets, excluding cash and cash equivalents, and incentive fees based on our performance. We also entered into an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we will reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” for a description of our obligations under these agreements. We also entered into an Expense Support Agreement with the Adviser, whereby the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser at a later date if certain conditions are met. We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. We also entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity may advance amounts to us (each such amount, an “Onex Loan”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan.

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

As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2022	December 31, 2021
Unfunded delayed draw term loan commitments	$43,579,622	$30,761,205
Unfunded revolver obligations	12,989,808	7,906,775
	$56,569,430	$38,667,980

Recent Developments

On October 3, 2022, we issued, in connection with our private placement of our common shares, 246,090 common shares for an aggregate amount of $6.0 million.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 to our consolidated financial statements, “Significant Accounting Policies—Investments”, contained elsewhere herein.

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

Value, as defined in Section 2(a)(41) of 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Adviser, as “valution designee,” pursuant to procedures approved by our Board. The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Although the Board designated the Company's adviser as “valuation designee,” the Board ultimately is responsible for fair value determinations under the 1940 Act.

Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Adviser determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

We follow the provisions of ASC 820: Fair Value Measurements and Disclosures (“ASC 820”), which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principle, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820, the FASB has issued various staff positions clarifying the initial standard (see Note 2 to the consolidated financial statements: “Significant Accounting Policies—Investments”).

We classify the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

•
Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible to the Company at the measurement date.
•
Level 2—Valuations are based on similar assets or liabilities in active markets, or quoted prices identical or similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

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

Investments for which market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of our investments, will be valued at fair value as determined by the “valuation designee” in accordance with our valuation policies and procedures as approved by, and subject to the oversight of, the Board.

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process, as described below:

•
Our quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the Adviser's investment professionals that are responsible for the portfolio investment;
•
Preliminary valuation conclusions are then documented and discussed with the Adviser's senior investment team;
•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. It is expected that at least 25% of our portfolio will be reviewed by an independent valuation firm quarterly; and
•
The Adviser then reviews the valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of, where applicable, other third parties.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if management determines that the PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, and market discount are capitalized and then we amortize such amounts as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We further record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Income Taxes

We elected to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, and make certain minimum distributions to shareholders. We will be subject to a 4% nondeductible U.S. federal excise tax on undistributed income. See “Note 2. Significant Accounting Policies – Income Taxes.”

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

Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the ongoing COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors -- Risks Related to Our Business and Structure -- General economic conditions could adversely affect the performance of our investments” and “Risk Factors -- Risks Related to Our Business and Structure -- The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies”. in our Annual Report on Form 10-K for the year ended December 31, 2021, filed the SEC on March 31, 2022. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2022, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to LIBOR or SOFR or CDOR or PRIME, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2022 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$13,324,125	$4,500,000	$8,824,125
Up 200 Basis Points	8,882,750	3,000,000	5,882,750
Up 100 Basis Points	4,441,375	1,500,000	2,941,375
Down 100 Basis Points	(4,433,621)	(1,500,000)	(2,933,621)
Down 200 Basis Points	(8,307,885)	(3,000,000)	(5,307,885)
Down 300 Basis points	(9,481,404)	(4,500,000)	(4,981,404)

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for potential changes in credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, no assurances can be given that actual results would not differ materially from the analysis above.

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

Inflation Risk

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 3. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common shares.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Share Transactions” in this Quarterly Report on Form 10-Q for issuances of our shares during the quarter. Such issuances were part of a private offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

3.1	Second Amended and Restated Declaration of Trust(1)

3.2	Bylaws(2)

10.1

Amendment No. 3 to Loan and Servicing Agreement, dated as of October 4, 2021, by and among, Onex Falcon Direct Lending BDC SPV, LLC, as Borrower, Onex Falcon Direct Lending BDC Fund, as equity holder and collateral manager, Société Générale, as agent and lender and U.S. Bank National Association as collateral agent and collateral custodian.(3)

10.2	Revolving Loan Agreement, dated September 8, 2022, by and between Onex Falcon Direct Lending BDC Fund and Onex Credit Finance Corporation(4)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)
Incorporated by reference to Amendment No. 1 on Form 10 filed on November 15, 2021.
(2)
Incorporated by reference to the Form 10 filed on September 17, 2021.
(3)
Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on July 20, 2022.
(4)
Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on September 13, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX FALCON DIRECT LENDING BDC FUND

November 10, 2022	By:	/s/ Sandeep Alva
	Name:	Sandeep Alva
	Title:	Chief Executive Officer

November 10, 2022	By:	/s/ Edward Gilpin
	Name:	Edward Gilpin
	Title:	Chief Financial Officer and Treasurer