Form 10-K
period 2022-12-31
Onex Falcon Direct Lending BDC Fund
filed 2023-03-16
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 12,081,873 Common Shares, $0.001 par value per share, outstanding as of March 14, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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
•
general economic, logistical and political trends and other external factors, including inflation and recent supply chain and labor market disruptions;
•
the impact of the elimination of the London Interbank Offered Rate (“LIBOR”) and implementation of alternatives to LIBOR on our operating results;
•
turmoil in Ukraine and Russia and the potential for volatility in energy prices and its impact on the industries in which we invest;
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
•
actual and potential conflicts of interest with Onex Falcon Investment Advisors, LLC (the “Adviser” or “Onex Falcon”) and its affiliates, and its senior investment team;
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
•
our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
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
•
As required by the Investment Company Act of 1940, as amended (the “1940 Act”), a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
There is a risk that investors in our Common Shares may not receive distributions or that our distributions may decrease over time. Also, the amount of any distributions we may make is uncertain.
•
Although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.
•
Changes in existing laws or regulations, the interpretations thereof or newly enacted laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
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
•
Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.
•
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
•
Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.

Risks Related to Our Investments

•
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
•
Our portfolio companies may be highly leveraged and a covenant breach by our portfolio companies may harm our operating results, or incur debt that ranks equally with, or senior to, our investments in such companies.
•
Changes in interest rates may adversely affect the value of our portfolio investments, which could have an adverse effect on our business, financial condition, and results of operations.
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
•
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us and whose misconduct could negatively impact the Adviser or us.
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

Federal Income Tax Risks

•
We will be subject to corporate-level income tax if we are unable to maintain our status as a RIC.
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
•
We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.
•
An investment in our Common Shares will have limited liquidity.
•
No shareholder approval is required for certain mergers and shareholders may experience dilution. Additionally, investing in our Common Shares involves a high degree of risk and their NAV may fluctuate significantly.

PART I

Item 1. Business.

General

The Onex Falcon Direct Lending BDC Fund (the “Company,” “we,” “us” or “our”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Code. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business—Regulation” and “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

We are externally managed by the Adviser, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). To achieve our investment objective, we will leverage the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We invest primarily in various forms of debt investments, including secured and unsecured debt, loan investments and/or equity in private middle-market companies. We may also invest in total return swaps (“TRS”), which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.

We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $10 million and $75 million annually, and even though we will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and large syndicated loan markets. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in senior secured loans including first-lien loans and unitranche loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We generally invest in companies with a low loan-to-value ratio, which we consider to be 50% or below.

During the year ended December 31, 2022, we invested $338.8 million, comprised of new investments in 16 new portfolio companies, as well as draws made on existing commitments and payment-in-kind (“PIK”) received on prior investments. The weighted average yield on our total debt portfolio was 10.86% and 7.73% as of December 31, 2022 and 2021, respectively. For the year ended December 31, 2022 and period from October 1, 2021 (commencement of operations) through December 31, 2021, the total return based on net asset value and taking into account of distributions and reinvestment of any distributions was 5.70% and 1.24%, respectively.

As of December 31, 2022, our portfolio consisted of 28 portfolio companies with 98% in secured debt and 2% in common equity. As of December 31, 2021, our portfolio consisted of 14 portfolio companies with 98% in secured debt and 2% in common equity.

To date we have conducted private offerings (each a “Private Offering”) of our common shares (the “Common Shares”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.

Our Common Shares are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market. We are a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by us quarterly on a continuous basis at a price generally equal to our quarterly net asset value (“NAV”) per share; however, we may sell Common Shares intra-quarter. In our perpetual-life structure (meaning we have no termination or end date), we may offer investors an opportunity to tender their shares for repurchase by us on a quarterly basis, but we are not obligated to offer to repurchase any Common Shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event (i.e., a merger or sale) at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will not list our Common Shares on a national securities exchange unless the holders of a majority of the outstanding Common Shares vote to approve such listing.

Onex Falcon Investment Advisors, LLC

Onex Falcon serves as our investment adviser pursuant to an investment advisory agreement between us and Onex Falcon (the “Investment Advisory Agreement”). The Adviser, subject to the overall supervision of our board of trustees (the “Board”), also serves as our administrator pursuant to an administration agreement between us and Onex Falcon (the “Administration Agreement”) and provides administrative services necessary for us to operate.

Operating and Regulatory Structure

Our investment activities are managed by Onex Falcon and supervised by the Board, a majority of whom are independent of Onex Falcon and its affiliates. Onex Falcon is an investment adviser that is registered under the Advisers Act. Under the investment advisory agreement, we pay Onex Falcon a base management fee based on gross assets (excluding cash and cash equivalents) and performance-based incentive fees.

Investments

The following is a representative list of the industries in which we have invested as of December 31, 2022. We may also invest in other industries if we are presented with attractive opportunities.

•
Automotive
•
Business Services
•
Chemicals, Plastics & Rubber
•
Construction & Building
•
Consumer Goods: Durable
•
Consumer Goods: Non-durable
•
Consumer Services
•
Forest Products & Paper
•
Healthcare & Pharmaceuticals
•
High Tech Industries
•
Sovereign & Public Finance
•
Transportation: Cargo
•
Wholesale

We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the U.S. Securities and Exchange Commission (the “SEC”) permitting us to do so. On March 29, 2022, the SEC issued an order (the “Order”) granting our application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) and, subject to satisfaction of certain conditions, proprietary accounts of the Adviser or its affiliates (“Proprietary Accounts”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Hy Cite Enterprises, LLC	5.6%	Healthcare & Pharmaceuticals	19.3%
IEC Corporation	5.1%	High Tech Industries	16.9%
Connect America.com, LLC	4.9%	Business Services	14.2%
MMS Bidco LLC	4.9%	Sovereign & Public Finance	10.7%
BCDI Meteor Acquisition, LLC	4.8%	Consumer Goods: Durable	10.4%
BCP V Everise Acquisition LLC	4.8%	Consumer Goods: Non-durable	8.4%
Medallia, Inc.	4.7%	Transportation: Cargo	4.1%
Amplity Parent, Inc.	4.6%	Wholesale	4.0%
SailPoint Technologies Holdings, Inc.	4.4%	Automotive	3.7%
Montana Buyer Inc.	4.2%	Construction & Building	2.8%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2021:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Hy Cite Enterprises, LLC	12.0%	Healthcare & Pharmaceuticals	16.8%
IEC Corporation	11.3%	High Tech Industries	12.4%
AmeriTex Pipe & Products, LLC (Concrete Real Estate Investments , LLC)	9.8%	Consumer Goods: Durable	12.0%
WSP Midco LLC	9.1%	Consumer Services	11.3%
Connect America Intermediate, LLC	8.6%	Construction & Building	9.8%
APT Opco, LLC	8.2%	Wholesale	9.1%
Medallia, Inc.	7.2%	Sovereign & Public Finance	6.4%
S4T Holdings Corp.	6.4%	Automotive	6.1%
Schumacher Electric Corporation	6.1%	Consumer Goods: Non-durable	6.1%
KNS Acquisition Corp.	6.1%	Forest Products & Paper	5.0%

Investment Selection and Due Diligence

Our underwriting process is geared towards principal protection and risk/return calibration and will include an assessment of both the absolute value of a prospective investment as well as relative value across the portfolio and the broader opportunity set. Our Adviser conducts due diligence on prospective portfolio companies. In conducting its due diligence, our Adviser uses information provided by the company and its management team, publicly available information, information from its extensive relationships with former and current management teams, consultants, competitors and investment bankers and the direct experience of the senior partners of our affiliates.

Our Adviser’s due diligence will typically include:

•
assessing the quality and suitability of a company’s management team;
•
assessing a company's business quality and market position;
•
review of historical and prospective financial information; and
•
review of material contracts with suppliers, customers and other parties.

Upon the completion of due diligence and a decision to seek approval for an investment in a company, the professionals leading the proposed investment generally present the investment opportunity to and seek approval in accordance with our investment approval process. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment Structure

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

We seek to tailor the terms of our investments to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability.

We expect to hold most of our investments to maturity or repayment, but we may sell certain of our investments sooner if a liquidity event takes place such as a sale or recapitalization or worsening of credit quality of a portfolio company, among other reasons.

Investment Valuation Process

The following is a description of the steps we take each quarter to determine the value of our portfolio.

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Although the Board designated the Adviser as “valuation designee,” the Board ultimately is responsible for fair value determinations under the 1940 Act.

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

•
Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team;

•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments; and

•
The Adviser then reviews the valuations and determine the fair value of each investment.

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Ongoing Relationships with Portfolio Companies

Monitoring

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

The Adviser generally requires portfolio companies to provide monthly and quarterly unaudited financial information, annual audited financial information, a detailed annual financial budget and any other information that the Adviser requests. The Adviser also reviews operational information (such as volume, units, subscribers, etc.) in order to better understand the financial results. Most importantly, the Adviser maintains ongoing contact with management and the sponsor through frequent telephone calls, email updates and meetings.

When reviewing portfolio holdings, the investment team will re-underwrite the investment considering the same factors as upon original investment as well as any new developments, comparing actual performance to the Adviser’s initial thesis for the investment. Frequent updates are provided to the Adviser’s investment committee (the “Investment Committee”) to allow for senior oversight and feedback.

Managerial Assistance

As a BDC, we offer, and must make available upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Our Adviser will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by our Adviser in accordance with our Investment Advisory Agreement.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, other BDCs or hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Staffing

We have no employees. Services necessary for our business are provided by individuals who are employees or affiliates of our adviser, pursuant to the terms of the Investment Advisory Agreement and Administration Agreement, each described below. In addition, we reimburse our Adviser for the allocable portion of our Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Investment Advisory Agreement

Onex Falcon serves as our investment adviser pursuant to an investment advisory agreement effective September 16, 2021. The Investment Advisory Agreement will be in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Board who are not parties to the Investment Advisory Agreement or “interested persons” of us, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of our outstanding voting shares or by the vote of the Board or by the Adviser. The Investment Advisory Agreement was approved by our Board.

Subject to the overall supervision of our Board and in accordance with the 1940 Act, the Adviser will manage our day-to-day operations and provide investment advisory services to us. Under the terms of the Investment Advisory Agreement, our Adviser:

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

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Pursuant to the Investment Advisory Agreement, we will pay the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and performance-based incentive fees. The cost of both the base management fee and the incentive fee will be borne by our shareholders.

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

A. Incentive Fee Based on Income:

The Adviser is entitled to receive an incentive fee based on income from us if our Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” of 1.75%. For this purpose, the hurdle is computed by reference to our NAV and does not take into account changes in the market price of our Common Shares, if any.

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

The Adviser agreed to waive the incentive fee based on income through June 30, 2022.

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

B. Incentive Fee Based on Capital Gains:

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

Payment of Our Expenses

The expenses of the Company’s operations borne by the Company include, by way of illustration and not limitation, the following: trustees’ fees paid to those trustees who are not interested trustees under the 1940 Act; the costs of preparing and printing its registration statements required under the Exchange Act and the 1940 Act (and amendments thereto); the expense of registering its Common Shares with the SEC and in the various states, as applicable; offering expenses associated with offering Common Shares; the cost of trustee and officer liability insurance, reports to shareholders, reports to government authorities, and proxy statements; interest charges; taxes; legal expenses; salaries of personnel specifically employed or engaged by the Company and approved by the Company’s Board (including, but not limited to, the Company’s Chief Financial Officer and Chief Compliance Officer); expenses related to attending trade association and/or industry meetings, conferences or similar meetings; auditing, accounting, and tax services;

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

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services on our behalf. We reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of our expenses will ultimately be borne by shareholders.

Administration Agreement

Pursuant to the terms of the Administration Agreement, Onex Falcon Investment Advisors, LLC (the “Administrator”) performs (or oversees, or arranges for, the performance of) the administrative and compliance services necessary for our operations, including, but not limited to, maintaining financial records, filing of our tax returns, overseeing the calculation of our net asset value, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to our shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others, providing office space, equipment and office services, and such other services as the Administrator, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also conducts our relations with any sub-administrators, custodians, depositories, transfer agents, escrow agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and intermediaries, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable in fulfilling its administrative duties. The Administrator will assist the Adviser when providing on our behalf significant managerial assistance to those portfolio companies that request such assistance.

Payments under the Administration Agreement are equal to our allocable portion of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, we will reimburse the allocated costs incurred by our Adviser and Administrator in providing those services.

The Board will annually review our performance to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided. The Board reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and any affiliates. The Board then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available.

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement was approved by the Board. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, the Adviser may terminate the Investment Advisory Agreement or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Adviser and the Administrator will not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by us in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and Administrator will not be protected against any liability to us or our shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator will not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful.

License Agreement

We have entered into a license agreement with Onex Corporation (the “License Agreement”) that grants us a non-exclusive, royalty-free license to use the name “Onex,” “Onex Falcon,” “Onex Credit” and the Onex logo. Under the License Agreement, we have a right to use the “Onex,” “Onex Falcon” and “Onex Credit” names for so long as our Adviser or one of its affiliates remains our Adviser. Other than with respect to this limited license, we have no legal right to the “Onex,” “Onex Falcon” or “Onex Credit” names. The License Agreement will remain in effect for so long as the Advisory Agreement with our Adviser is in effect.

Human Resource Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described herein is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.

Valuation Procedures

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Although the Board designated the Adviser as “valuation designee,” the Board ultimately is responsible for fair value determinations under the 1940 Act.

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities for which market quotations are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process. Accordingly, such investments go through our multi-step valuation process as described below. In each case, when we or our independent third-party valuation firms determine or recommend fair values, observable market inputs together with significant unobservable inputs are considered in arriving at their valuations or recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of the Adviser, does not represent fair value.

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the Adviser’s investment professionals that are responsible for the portfolio investment;
•
Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team;
•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm; and
•
The Adviser then reviews the valuations and determines the fair value of each investment.

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not limited to (i) market quotations for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment,

(iv) models that consider the implied yields from comparable debt, (v) third party appraisals, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in any liquidation or restructuring.

A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

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

We classify the inputs used to measure fair values into the following hierarchy:

•
Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible to us at the measurement date.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC Topic 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of our position.

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

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities having reliable market quotations with the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board.

As part of the valuation process, we will primarily use the “income approach” by using a present value technique that discounts the estimated contractual cash flows. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security and are assessed relative to leveraged loan and high-yield bond indices at the valuation date. The use of market indices as part of the valuation methodology is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.

Regulation

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of our total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

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
(2)
Securities of any Eligible Portfolio Company controlled by us.
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
(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the Eligible Portfolio Company.
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

Leverage and Senior Securities. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On September 16, 2021, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We expect to employ leverage and otherwise incur indebtedness with respect to our portfolio including entry (directly or indirectly) into one or more credit facilities, including asset-based loan facilities, and/or enter into other financing arrangements to facilitate investments, the timely payment of expenses and other purposes. We cannot assure investors that we will be able to enter into a credit facility. Investors will indirectly bear the costs associated with the establishment of a credit facility and with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask us to comply with positive or negative covenants that could have an effect on our operations. We may pledge and may grant a security interest in all of our assets under the terms of any debt instruments that we enter into with lenders. In addition, from time to time, our losses on investments may result in the liquidation of other investments held by us.

Onex Falcon Direct Lending BDC SPV, LLC (“OFDL SPV”), a direct wholly-owned subsidiary of ours, as borrower, and us, as equity holder and collateral manager, entered into a Loan and Servicing Agreement dated as of October 4, 2021 (as amended December 27, 2021, March 31, 2022 and July 14, 2022, the “SPV Facility”) with Société Générale, as initial lender and agent, and certain financial institutions (the "Lenders"), and U.S. Bank National Association as collateral agent and collateral custodian. Under the SPV Facility, the amount available to the OFDL SPV is currently $340.0 million. Borrowings under the SPV Facility will bear interest at the secured overnight financing rate (“SOFR”) plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). OFDL SPV will also pay an unused commitment fee on the unused commitment amount at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. We also pay a fee of 0.20% on the outstanding balance under the SPV Facility beginning on July 14, 2022.

On September 8, 2022, we entered into an unsecured revolving loan agreement (the “Revolving Onex Loan”) with Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser (the “Onex Entity”), whereby the Onex Entity may advance amounts to us (each such amount, a “Onex Loan”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. We are required to meet certain requirements, including a leverage ratio threshold, before the Onex Entity is obligated to make a loan to us. The Revolving Onex Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under the Onex Loan will bear interest at SOFR plus a spread of 2.60%.

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

Affiliated Transactions. As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On March 29, 2022, the SEC issued an order granting our application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) and, subject to satisfaction of certain conditions, proprietary accounts of the Adviser or its affiliates (“Proprietary Accounts”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies and certain criteria established by the Board.

Reporting Obligations. We will furnish to shareholders as soon as practicable after the end of each taxable year and each calendar year such information as is necessary for them to complete U.S. federal and state income tax or information returns, along with any other tax information required by law. We will send to shareholders three quarterly financial reports and investor statement, an annual report and a quarterly statement providing material information regarding the shareholder’s participation in the distribution reinvestment plan and an annual statement providing tax information with respect to income earned on shares under the distribution reinvestment plan for the calendar year.

Depending on legal requirements, we may provide this information to shareholders via U.S. mail or other courier, electronic delivery, or some combination of the foregoing. Information about us will also be available on the SEC’s website at www.sec.gov.

Emerging Growth Company. We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, which may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected;
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

ERISA. We intend to conduct affairs so that our assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, until such time as the Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in Common Shares by “benefit plan investors” to less than 25% of the total value of the Common Shares, within the meaning of the Plan Asset Regulations.

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

Term

Our Common Shares are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market. We are a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by us quarterly on a continuous basis at a price generally equal to our quarterly NAV per share; however, we may sell Common Shares intra-quarter. In our perpetual-life structure, we may offer to repurchase shares from investors on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will not list our Common Shares on a national securities exchange unless the holders of a majority of the outstanding Common Shares vote to approve such listing.

Private Offering

Our private offering of Common Shares was conducted in reliance on Regulation D under the Securities Act. Investors in our initial private offering are required to be “accredited investors” as defined in Regulation D of the Securities Act. We also offer Common Shares offshore in reliance on Regulation S of the Securities Act. Common Shares are offered on a continuous basis pursuant to a subscription agreement entered into with us (a “Subscription Agreement”).

Subscriptions to purchase Common Shares are made on an ongoing basis pursuant to accepted subscription orders effective as of the first day of each quarter (based on the NAV per share as determined as of the previous day, being the last day of the preceding quarter), or if intra-quarter, the first day of a month (based on the NAV per share as determined as of the previous day, being the last day of the preceding month) and to be accepted, a subscription request including the full subscription amount and payment must be received in good order at least five business days prior to the first day of the quarter or month, as applicable (unless waived by the Adviser). While a shareholder will not know the NAV applicable on the effective date of the share purchase, our NAV applicable to a purchase of shares will be available generally within 20 business days after the effective date of the share purchase; at that time, the number of shares based on that NAV and each shareholder’s purchase will be determined and shares are credited to the shareholder’s account as of the effective date of the share purchase.

Repurchase Program

We do not intend to list our Common Shares on a securities exchange and do not expect there to be a public market for our Common Shares. As a result, the ability to sell Common Shares will be limited.

We commenced a share repurchase program during the first quarter of 2023 in which we will repurchase, in each quarter, up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers on a certain date (the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date. For example, if you purchase shares as of July 1, 2022, and you tender those shares on June 30, 2023, such shares will be subject to the Early Repurchase Deduction. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable.

Distributions

To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and our net tax-exempt income for such taxable year. Generally, we intend to distribute to our shareholders, at least annually, substantially all of our investment company taxable income and net capital gains, if any. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are not treated as distributing) in each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year; (ii) 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year, and (iii) any ordinary income and capital gains for previous years that were not distributed during those years.

While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the excise tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

On March 2, 2023, the Board declared a distribution of $0.58 per share for shareholders of record on March 2, 2023, payable on March 23, 2023.

The following table reflects the distributions declared for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617
May 12, 2022	May 12, 2022	June 24, 2022	0.39	4,380,471
August 11, 2022	August 15, 2022	September 28, 2022	0.56	6,642,777
November 16, 2022	November 16, 2022	December 21, 2022	0.58	7,120,089
			$1.87	$21,640,954

The following table reflects the distributions declared for the period ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared
December 20, 2021	December 20, 2021	December 21, 2021	$0.27	$2,076,933
			$0.27	$2,076,933

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive all or a portion of their distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares as described below, rather than receiving the cash dividend or other distribution. Distributions of fractional Common Shares will be credited to each participating shareholder’s account to three decimal places.

A participating shareholder will receive an amount of Common Shares equal to the amount of the distribution on that participant’s Common Shares divided by the NAV per Common Share as of the last day of our fiscal quarter immediately preceding the date such distribution was declared, provided that in the event a distribution is declared on the last day of a fiscal quarter, the NAV shall be deemed to be the NAV per Common Share as of such day. Shareholders who receive distributions in the form of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

We intend to use newly issued Common Shares to implement the plan.

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Common Shares. Shareholders can elect to “opt out” of our dividend reinvestment plan in their Subscription Agreements. A shareholder may elect to receive its entire dividend or a portion of its dividend in cash at any time by notifying our transfer agent in writing. If, however, a shareholder requests to change its election within 10 business days prior to a distribution, the request will be effective only with respect to distributions made after the 10 business day period.

There are no brokerage charges or other charges to shareholders who participate in the plan.

The plan may be terminated by us at any time upon 30 days written notice to shareholders participating in the plan.

During each quarter, our transfer agent or another designated agent will mail and/or make electronically available to each participant in the dividend reinvestment plan, a statement of account describing, as to such participant, the distributions received during such quarter, the number of Common Shares purchased during such quarter, and the per share purchase price for such shares. Annually, as required by the Code, we (or the applicable withholding agent) will include tax information for income earned on shares under the dividend reinvestment plan on a Form 1099-DIV that is mailed to shareholders subject to Internal Revenue Service (“IRS”) tax reporting. We reserve the right to amend, suspend or terminate the dividend reinvestment plan. Any distributions reinvested through the issuance of shares through our dividend reinvestment plan will increase our gross assets on which the base management fee and the incentive fee are determined and paid under the Investment Advisory Agreement. U.S. Bancorp Fund Services, LLC acts as the administrator of the dividend reinvestment plan.

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

Taxation as a Regulated Investment Company

We elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with our return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify our holdings so that, at the end of each quarter of each taxable year (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, we generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that we distribute in each taxable year to our shareholders, provided that we distribute at least 90% of the sum of our investment company taxable income and its net tax-exempt income for such taxable year. Generally, we intend to distribute to our shareholders, at least annually, substantially all of our investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, we must distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, we will be deemed to have distributed any income or gains on which we paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by us in October, November or December with a record date in such a month and paid by us during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If we failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, we would be subject to U.S. federal income tax at regular corporate rates on our taxable income (including distributions of net capital gain), even if such income were distributed to our shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in our best interest and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by us, taking into consideration our investment horizons and other relevant factors. The Adviser will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by us. Although the Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the investment team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. Prior to exercising its voting authority, the Adviser, in consultation with the Adviser’s Investment Committee, the Adviser’s Chief Compliance Officer and outside counsel, as appropriate, reviews the relevant facts and determines whether or not a material conflict of interest may arise due to business, personal or family relationships of the Adviser or the Investment Committee having an interest in the outcome of the vote. If a material conflict exists, the Adviser takes steps to ensure that its voting decision made on our behalf is based on our best interests.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Tara Dempsey, tdempsey@onexcredit.com.

Privacy Policy

The Adviser is subject to privacy and data protection laws in the jurisdictions in which the Adviser operates, including Regulation S-P, 17 C.F.R. 248.1–248.30 (“Regulation S-P”). Pursuant to Regulation S-P, institutions that provide certain financial products or services to individuals to be used for personal, family, or household purposes are required to provide written notice to their customers regarding disclosure of nonpublic personal information. The Adviser restricts access to nonpublic personal information about shareholders to those employees of the Adviser who need to know such information to provide services to us. The Adviser maintains physical, electronic, and procedural safeguards to guard nonpublic personal information of our shareholders. The Adviser may collect, and may disclose to our affiliates and service providers (e.g., attorneys, accountants, entities that assist the Adviser with the administration of fund accounts and financial information) on a “need to know” basis, certain nonpublic personal information about our shareholders. The Adviser will retain such personal information for the time required by the varied legal requirements to which it is subject and consistent with its legitimate interests for its business operations and in connection with its relationships with shareholders to improve services and for security. If the security of personal information is compromised, the affected individuals will receive notice of the data security incident where required by and consistent with applicable law.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Such information is also available on the SEC’s website at http://www.sec.gov.

RISK FACTORS

Item 1A.

You should carefully consider the risk factors described below, together with all of the other information included in this Annual Report, including our financial statement and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our Common Shares could decline, and you may lose all or part of your investment.

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

Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Common Shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report.

Our Board may amend our Declaration of Trust without prior shareholder approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice provisions for Trustee nominations or for shareholder proposals and to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments will not be publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.

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

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our private offering. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our private offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.

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

Although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

Changes in existing laws or regulations, the interpretations thereof or newly enacted laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

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

The success of our investment strategy and our investment activities will be affected by, and will depend, in part, upon general economic and market conditions in the U.S. and global economies, such as interest rates, currency exchange rates, availability of credit, credit defaults, inflation rates, economic uncertainty, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the countries in which we may invest. These factors may affect the level and volatility of securities prices and the liquidity of our portfolio investments, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments and prolonged disruption may prevent us from advantageously realizing or disposing of portfolio investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

Investments in Canadian companies may subject us to regulatory, political, currency, security and economic risk specific to Canada. Among other things, the Canadian economy is heavily dependent on relationships with certain key trading partners, including the United States and China. Developments in the United States, the United States-Mexico-Canada Agreement and the imposition of additional tariffs by the United States may have implications for the trade arrangements between the United States and Canada. The Canadian economy is sensitive to fluctuations in certain commodity markets.

Further, the Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of us).

Uncertainty and volatility in the financial markets and political systems of the United States, the United Kingdom and other countries may have adverse spill-over effects into the global financial markets generally. Moreover, a recession, slowdown and/or a sustained downturn in the United States or global economy (or any particular segment thereof) will have a pronounced impact on us and could adversely affect our profitability, impede the ability of our portfolio companies to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon portfolio investments on favorable terms and may have an adverse impact on our business and operations. The Adviser may also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry of the United States and/or global economies. Any of the foregoing events could result in substantial or total losses in respect of certain or all portfolio investments, which losses will likely be exacerbated by the presence of leverage in our capital structure. An economic downturn could adversely affect the financial resources of our portfolio companies and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, whereby portfolio companies default under our loans to them, we could lose both invested capital in, and anticipated profits from, the affected portfolio companies. Such marketplace events may also impact the availability and terms of financing for leveraged transactions. Private equity investors have recently been required to finance transactions with a greater proportion of equity relative to prior periods and the terms of debt financing are significantly less flexible for borrowers compared to prior periods. These developments may impair our ability to consummate transactions and may cause us to enter into transactions on less attractive terms than those executed by other Onex funds.

Finally, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect our performance.

Any of the foregoing events could result in substantial or total losses in respect of certain of our investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

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

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has had, and may continue to have, a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. Recurring COVID-19 outbreaks around the world have heightened concerns relating to new and potentially more dangerous virus variants, which, if transmitted around the globe could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of other more strict measures to combat outbreaks. Another severe outbreak of COVID-19 or another pandemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

The COVID-19 pandemic contributed to certain conditions associated with the current macroeconomic environment and caused significant disruptions and instabilities in the global and U.S. financial markets or deteriorations in credit and financing conditions. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our and our portfolio companies’ liquidity positions.

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

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.

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

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Recent supply chain disruptions may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations.

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our ability to borrow from financial institutions on favorable terms. In the event a portfolio company, or potential portfolio company, has a commercial relationship with a bank that has failed or is otherwise distressed, such portfolio company may experience delays or other issues in meeting certain obligations or consummating transactions. Additionally, if a portfolio company’s sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our and our portfolio companies’ ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

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

LIBOR Transition Risk. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. As of the date of this Annual Report, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023, absent subsequent action by the relevant authorities. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (the “ARRC”), a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR. Although there have been an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average (“SONIA”)

(the GBP-LIBOR nominated replacement alternative reference rate that is based on transactions), it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR.

Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including our portfolio of LIBOR‑indexed, floating‑rate debt securities, the cost of our borrowings, or the spread between SOFR-indexed assets or liabilities and LIBOR-indexed assets or liabilities. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if as currently expected LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 30, 2023, with our portfolio companies that utilize LIBOR, which could require us to incur significant time and expense and may subject us to disputes or litigation over the rate of interest to be charged. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are in the process of transitioning our investments and our borrowings from LIBOR to SOFR and we do not expect that the transition will have a material impact on our business, financial condition or results of operations.

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

Our portfolio companies may be highly leveraged and a covenant breach by our portfolio companies may harm our operating results, or incur debt that ranks equally with, or senior to, our investments in such companies.

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

Changes in interest rates may adversely affect the value of our portfolio investments, which could have an adverse effect on our business, financial condition, and results of operations.

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

Until recently, interest rates were at or near historic lows. In the current rising interest rate environment, payments under floating rate debt instruments generally will rise and there may be a significant number of issuers of such floating rate debt instruments that are unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

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

We may invest in CLOs. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our shareholders will not know the details of the underlying securities of the CLOs in which we will invest. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

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

On March 29, 2022, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching with respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies and certain criteria established by the Board.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us and whose misconduct could negatively impact the Adviser or us.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our Common Shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with public companies. In order to determine that the Company is not selling Common Shares below their then-current net asset value, the Company is required to determine the net asset value of its shares within 48 hours prior to the sale of its shares. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the current NAV of our Common Shares if our Board, including our independent Trustees, determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of other clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. On March 3, 2022, the SEC issued a notice for application of an exemptive order. Barring a hearing, we expect that we will receive an order from the SEC shortly following the end of the notice period, March 28, 2022, granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the

Company’s independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching with respect of the Company or its shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Common Shares. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

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

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we generally expect to qualify as a RIC, we anticipate that we will not qualify as a publicly offered RIC immediately after the commencement of the Private Offering, although we may qualify as a publicly offered RIC upon the completion of the Private Offering. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate Shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the Shareholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such Shareholder for tax years that begin prior to January 1, 2026 and are deductible subject to limitation thereafter.

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

Risks Related to an Investment in Common Shares

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

We may be unable to invest the net proceeds raised from offerings on acceptable terms, which would harm our financial condition and operating results.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return.

We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net proceeds of our offering primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

We may have difficulty paying distributions and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

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

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Company shall be subject to such terms and conditions.

No shareholder approval is required for certain mergers.

Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so you will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of Onex Corp. The Board may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in this offering, our Board may elect, without shareholder approval, to: (1) sell additional shares in future offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in this offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

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

None.

Item 2. Properties.

Our corporate headquarters are located at 21 Custom House Street, 10th Floor, Boston, MA and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our outstanding Common Shares are offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.

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

Holders

As of March 16, 2023, there were 10 holders of record of our Common Shares.

Distributions

On March 2, 2023, the Board declared a distribution of $0.58 per share for shareholders of record on March 2, 2023, payable on March 23, 2023. We currently intend to distribute distributions to our shareholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

The following table summarizes the unregistered common shares of beneficial interest, par value $0.001, sold to investors, including feeder vehicles:

Date of Unregistered Sale	Amount of Common Shares	Consideration
As of January 3, 2022 (number of shares finalized on January 24, 2022)	2,514,909	$62,973,318
As of April 1, 2022 (number of shares finalized on April 21, 2022)	864,352	21,600,167
As of July 5, 2022 (number of shares finalized on July 22, 2022)	519,027	12,809,581
As of October 3, 2022 (number of shares finalized on October 24, 2022)	246,090	6,036,592

Item 6. Selected Financial Data.

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. This discussion contains forward-looking statements and involves substantial risks and uncertainties, and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 4 of this Annual Report. Actual results could differ materially from those implied or expressed in any forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Onex Falcon Direct Lending BDC Fund.

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of December 31, 2022 and 2021, the total amount of non-qualifying assets to total assets was approximately 7.4% and 5.0%, respectively.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We invest primarily in senior and subordinated debt and, to a lesser extent, equity including warrants, options, and convertible instruments, of middle market companies.

On August 25, 2021, we formed a wholly-owned blocker entity, Onex Falcon Direct Lending BDC Blocker LLC, which holds certain of our portfolio equity investments. On September 21, 2021, we formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Falcon Direct Lending BDC SPV, LLC, which holds certain of our portfolio loan investments that are used as collateral for the debt financing facility with Société Générale. On December 13, 2022, we formed a wholly-owned entity, Connect America OFDL BDC Holdings, LLC, which holds certain of our portfolio equity investments.

On October 1, 2021, we closed on our initial private offering and commenced operations. We conduct private offerings of our common shares to accredited investors and non-U.S. persons pursuant to a subscription agreement entered into with us.

We are externally managed by Onex Falcon Investment Advisors, LLC, a subsidiary of Onex Corporation, as investment adviser. The Adviser also serves as our administrator and provides administrative services necessary for us to operate.

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

We primarily generate revenue in the form interest income from our investments in debt investments that consist primarily of senior and junior secured loans. Our debt investments are spread across multiple industries and geographic locations and, as such, we are broadly exposed to market conditions and business environments. As a result, although our investments are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector or issuer. Our debt investments typically have a term of five to 10 years, but the expected average life of such securities is generally between three and five years. The loans in which we invest will generally bear interest at a floating rate usually determined on the basis of a benchmark, such as LIBOR, SOFR, or an alternate base rate. In addition, some of our investments may provide for PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. To a lesser extent, we may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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

We reimburse the Administrator for expenses necessary to perform services related to our administration and operations, including the Adviser’s portion of the compensation and related expenses for certain personnel who provide administrative services. Such services include, among other things, clerical, bookkeeping and recordkeeping services, investor relations, performing or overseeing the performance of our corporate operations (which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC), assisting us in calculating the net asset value per share, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, compliance monitoring and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We will also bear all other costs and expenses of our operations, administration and transactions, including but not limited to:

•
the cost of our organization and the offering;
•
the cost of calculating our net asset value, including the cost of any third-party valuation services;
•
the cost of effecting any sales and repurchases of our common shares and other securities;
•
fees and expenses payable under any dealer manager or placement agent agreements, if any;
•
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses, such as our allocable portion of compensation, overheld and other expenses incurred by the Administrator in performing its administrative obligations;
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

Leverage

The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing, general economic and market conditions. We are permitted to incur indebtedness as long as immediately after such incurrence we have an asset coverage ratio of at least 150%.

Portfolio and Investment Activity

In October 2021, we closed on our first portfolio company investments.

Our investment activity for the year or period ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Investments made in portfolio companies	$338,843,134	$260,706,815
Investments sold	—	—
Investment repayments	(73,264,521)	(20,070,258)
Net investment activity	$265,578,613	$240,636,557
Portfolio companies at beginning of year or period	14	—
Number of investments in new portfolio companies	16	16
Number of exited portfolio companies	2	2
Portfolio companies at end of year or period	28	14
Percentage of investment commitments at floating rates	100.0%	100.0%
Percentage of investment commitments at fixed rates	—	—
Weighted average contractual interest rate of investments based on par	10.86%	7.73%

As of December 31, 2022 and 2021, our investments consisted of the following:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$501,621,705	$496,354,293	$236,476,788	$236,214,422
Equity	9,182,145	8,588,300	4,579,662	4,585,750
Total Investments	$510,803,850	$504,942,593	$241,056,450	$240,800,172

As of December 31, 2022 and 2021, the fair value of our performing and non-accrual investments consisted of the following:

	December 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$504,942,593	100.0%	$240,800,172	100.0%
Non-accrual	—	0.0%	—	0.0%
Total Investments	$504,942,593	100.0%	$240,800,172	100.0%

Results of Operations

Our operating results for the year or period ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Total investment income	$38,318,027	$3,540,680
Net expenses	17,392,119	1,459,766
Net investment income	20,925,908	2,080,914
Net realized and unrealized gain (loss)	(4,765,933)	(241,356)
Net increase in net assets resulting from operations	$16,159,975	$1,839,558
Net investment income per common share—basic and diluted	$1.84	$0.30
Net increase in net assets resulting from operations per common share—basic and diluted	$1.42	$0.26
Net income can vary substantially from period-to-period due to various factors, including the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in net assets resulting from operations may not be meaningful.

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

Investment income for the year or period ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Interest income	$36,570,599	$3,301,395
Other income	1,747,428	239,285
Total investment income	$38,318,027	$3,540,680
Weighted average contractual interest rate on performing interest bearing investments	10.86%	7.73%
Weighted average contractual interest rate on all interest bearing investments	10.86%	7.73%

For the year or period ended December 31, 2022 and 2021, we have generated interest income of $36.6 million and $3.3 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts or PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income increased primarily as a result of the increase in the size of our portfolio and increase in the weighted average yield of our portfolio. The size of our portfolio and weighted average yield of our portfolio at par for the year or period ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Average size of portfolio (in millions)	$15.1	$15.1
Weighted average contractual interest rate of investments based on par	10.86%	7.73%

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

Expenses

Expenses for the year or period ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Management fee	$5,383,193	$761,633
Incentive fee	1,725,588	—
Administration fee	1,139,325	140,000
Organizational and offering costs	95,093	1,063,211
Professional fees	1,101,460	449,509
Trustees’ fees	179,447	45,000
Interest and credit facility expense	6,920,661	248,418
Other general and administrative expense	847,352	150,229
Total Expenses	17,392,119	2,858,000
Expense support from Adviser	—	(1,398,234)
Net Expenses	$17,392,119	$1,459,766

Total expenses were $17.4 million and $2.9 million for the year or period ended December 31, 2022 and 2021, respectively. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15% of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0% of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Interest expense under the SPV Facility is based on the average debt outstanding.

Organization costs include, among other things, the cost of incorporating, including the cost of legal services, printing, consulting services and other fees pertaining to our organization and are expensed as incurred. Offering costs include legal expenses related to the preparation of our registration statement in connection with our offering of common shares and are amortized over twelve months from incurrence.

Interest expense increased primarily due to the increase in average principal amount of debt outstanding and weighted average interest rate as a result of the increase in SOFR.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On September 15, 2021, we entered into the Expense Support Agreement with the Adviser. Commencing with the fourth quarter of 2021 and on a quarterly basis thereafter, the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser at a later date if certain conditions are met. Any payment so required to be made by the Adviser is referred to herein as an “Expense Payment.” There was no Expense Payment from the Adviser for the year ended December 31, 2022. For the period ended December 31, 2021, the total Expense Payment provided to us by the Adviser was $2.9 million, of which $1.5 million was reimbursed to the Adviser.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $73.3 million and $20.1 million during the year or period ended December 31, 2022 and 2021, from which we realized net gains totaling $0.8 million and $0.0 million, respectively. We recognized gains on partial principal repayments we received at par value. For the year ended December 31, 2022, the net change in unrealized appreciation (depreciation) on investments totaled $(5.6) million, which was primarily due to fair market value depreciation and the impact of currency translation. For the period ended December 31, 2021, the net change in unrealized appreciation (depreciation) on investments totaled $(0.3) million, respectively, which was primarily due to fair market value depreciation and the impact of currency translation.

The net realized gains (losses) from the sales, repayments or exits of investments for the year or period ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Sales, repayments or exits of investments	$73,264,521	$20,070,258
Net realized gains (losses) on investments:
Gross realized gains	855,515	14,923
Gross realized losses	(16,469)	—
Net realized gains (losses) on investments	$839,046	$14,923

The net realized gains on investments for the year ended December 31, 2022 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
AmeriTex Pipe & Products, LLC	$537,469
Schumacher Electric Corporation	122,346
Other, net	179,231
Net realized gain (loss) on investments	$839,046

The net realized gains on investments for the period ended December 31, 2021 was $14,923.

Net Unrealized Gains or Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statements of operations. Net unrealized gains or losses on investments for the year or period ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Unrealized appreciation	$1,125,203	$156,194
Unrealized depreciation	(6,730,182)	(412,473)
Net unrealized gain (loss) on investments	$(5,604,979)	$(256,279)

During the year ended December 31, 2022, the net unrealized loss on investments was primarily driven by a decrease in the fair value of our debt investments. The fair value of our debt investments decreased due to volatility in part by rising rates and inflation, partially offset by continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity. For the period ended December 31, 2021, the net unrealized losses recorded on investments were primarily driven by one portfolio company.

The changes in net unrealized appreciation and depreciation on investments for the year or period ended December 31, 2022 and 2021 consisted of the following:

Portfolio Company	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Ameritex Pipe & Products, LLC	$30,365	$(30,365)
Amplity Parent, Inc.	(412,351)	—
APT Opco, LLC	(426,865)	(1,176)
Atlas Intermediate III, L.L.C.	(129,317)	—
BCDI Meteor Acquisition, LLC	61,492	—
BCP V Everise Acquisition LLC	5,585	—
Bullhorn, Inc.	(251,544)	(1,921)
Celerion Buyer, Inc.	(6,874)	—
Connect America.com, LLC	(518,313)	90,793
Crash Champions Intermediate, LLC	160,982	—
GS AcquisitionCo, Inc.	(428,939)	(19,551)
Hy Cite Enterprises, LLC	34,515	(16,467)
IEC Corporation	(169,657)	(2,082)
Jackson Paper Manufacturing Company	(194,599)	(13,021)
KeyData Associates Inc.	(728,601)	65,401
Keystone Purchaser, LLC	(9,915)	—
Medallia, Inc.	(113,354)	(8,969)
Milestone Technologies Inc.	(3,887)	—
MMS Bidco LLC	86,510	—
Montana Buyer Inc.	(15,754)	—
Pansophic Learning Ltd.	171,014	—
PDFTron US Acquisition Corp.	188,938	—
S4T Holdings Corp.	115,515	(46,188)
SailPoint Technologies Holdings Inc.	(493,587)	—
Schumacher Electric Corporation	5,892	(5,892)
Spark DSO, LLC	(76,526)	—
Steele Solutions, Inc.	162,351	—
Wellful Inc.	(1,301,706)	(242,251)
WSP Midco LLC	(1,448,393)	(24,590)
Zips Car Wash, LLC	102,044	—
Net unrealized gain (loss) on investments	$(5,604,979)	$(256,279)

During the year or period ended December 31, 2022 and 2021, we recognized net unrealized gains (losses) on foreign currency of $(0.8) million and $0.1 million, respectively.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2022, the net increase in net assets resulting from operations was $16.2 million or $1.42 per share. For the period ended December 31, 2021, the net increase in net assets resulting from operations was $1.8 million or $0.26 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of December 31, 2022, our asset coverage ratio was 245.0%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of December 31, 2022, we had $6.4 million in cash and cash equivalents on hand, plus $129.0 million and $80.0 million available to us under our borrowing facilities with Société Générale and Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the year ended December 31, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
September 30, 2022	519,027	12,809,581
December 31, 2022	246,091	6,036,592
	4,144,379	$103,419,659

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the period ended December 31, 2021:

Period Ended	Shares Issued	Proceeds Received
December 31, 2021	7,692,345	$192,872,532
	7,692,345	$192,872,532

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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our DRP for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
May 12, 2022	May 12, 2022	June 24, 2022	0.39	4,380,471	191,613
August 11, 2022	August 15, 2022	September 28, 2022	0.56	6,642,777	167,824
November 16, 2022	November 16, 2022	December 21, 2022	0.58	7,120,089	179,707
			$1.87	$21,640,954	539,144

The following table reflects the distributions declared on common shares and common shares issued pursuant to our dividend reinvestment plan for the period ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
December 20, 2021	December 20, 2021	December 21, 2021	$0.27	$2,076,933	79,855
			$0.27	$2,076,933	79,855

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2022 and 2021, our asset coverage ratio was 245.0% and 266.4%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2022:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$211,000,000	$—	$—	$211,000,000	$—
Revolving Onex Loan	—	—	—	—	—
Total	$211,000,000	$—	$—	$211,000,000	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2021:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$117,000,000	$—	$—	$117,000,000	$—
Total	$117,000,000	$—	$—	$117,000,000	$—

The weighted average interest rate on aggregate principal amount outstanding was 5.2% and 2.4% as of December 31, 2022 and 2021, respectively.

The ratio of total principal amount of debt outstanding to shareholders' equity as of December 31, 2022 was 0.69:1.00 compared to 0.60:1.00 as of December 31, 2021.

SPV Facility

We and our consolidated subsidiary, OFDL SPV, are party to the SPV Facility with Société Générale, as initial lender and agent, and certain financial institutions that allows OFDL SPV to borrow up to $340.0 million. Borrowings under the SPV Facility will bear interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). OFDL SPV will also pay an unused commitment fee on the unused commitment amount at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company also pays a fee of 0.20% on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility is secured by a lien on assets held by the OFDL SPV and on any payments received by OFDL SPV in respect of those assets. The SPV Facility terminates on October 2, 2026.

Revolving Onex Loan

We entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity may advance amounts to us (each such amount, a “Onex Loan”) with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. We are required to meet certain requirements, including a leverage ratio threshold, before the Onex Entity is obligated to make a loan to us. The Revolving Onex Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under the Onex Loan will bear interest at SOFR plus a spread of 2.60%.

Related Party Transactions

We have entered into certain contracts with affiliated or related parties. In particular, we entered into (1) an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we pay our Adviser an annual base management fee based on our total assets, excluding cash and cash equivalents, and incentive fees based on our performance and (2) an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” for a description of our obligations under these agreements. We also entered into an Expense Support Agreement with the Adviser, whereby the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser if certain conditions are met. We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. We also entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity may advance amounts to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. We are required to meet certain requirements, including a leverage ratio threshold, before the Onex Entity is obligated to make a loan to us. The Revolving Onex Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under the Onex Loan will bear interest at SOFR plus a spread of 2.60%.

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

As of December 31, 2022 and 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2022	December 31, 2021
Unfunded delayed draw term loan commitments	$31,857,888	$35,768,897
Unfunded revolver obligations	14,671,351	2,899,083
	$46,529,239	$38,667,980

Recent Developments

On January 3, 2023, we issued, in connection with our private placement of our common shares, 44,339 common shares for an aggregate amount of $1.1 million.

In the first quarter of 2023, we began offering, and on a quarterly basis, intend to continue offering, to repurchase Common Shares on such terms as may be determined by the Board in its discretion. The Board has complete discretion to determine whether we will offer to repurchase any of our Common Shares, and if so, the terms of such repurchase. At the discretion of the Board, we may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.

All shares purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

Any periodic repurchase offers are subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to continue to conduct quarterly tender offers as described above, we are not required to do so and may suspend or terminate the share repurchase program at any time.

The results of our tender offer in the first quarter of 2023 are as follows:

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
January 13, 2023	February 10, 2023	622,786	$24.56	418,189

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (1) the market price for those securities for which a market quotation is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Adviser, as “valuation designee,” pursuant to procedures approved by our Board. The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Although the Board designated our Adviser as “valuation designee,” the Board ultimately is responsible for fair value determinations under the 1940 Act.

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

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
Our quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the Adviser's investment professionals that are responsible for the portfolio investment;
•
Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team;
•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments; and
•
The Adviser then reviews the valuations and determine the fair value of each investment.

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the war in Russia and Ukraine and the ongoing COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—Risks Related to Our Business and Structure—General economic conditions could adversely affect the performance of our investments” and “Risk Factors—Risks Related to Our Business and Structure—The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies”. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2022 and 2021, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to LIBOR or SOFR or CDOR or PRIME, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2022 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$15,309,265	$6,330,000	$8,979,265
Up 200 Basis Points	10,206,177	4,220,000	5,986,177
Up 100 Basis Points	5,103,088	2,110,000	2,993,088
Down 100 Basis Points	(5,103,088)	(2,110,000)	(2,993,088)
Down 200 Basis Points	(10,206,177)	(4,220,000)	(5,986,177)
Down 300 Basis points	(15,058,224)	(6,330,000)	(8,728,224)

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2021 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$6,214,873	$3,510,000	$2,704,873
Up 200 Basis Points	3,383,768	2,340,000	1,043,768
Up 100 Basis Points	548,586	1,170,000	(621,414)
Down 100 Basis Points	—	(197,480)	197,480
Down 200 Basis Points	—	(197,480)	197,480
Down 300 Basis points	—	(197,480)	197,480

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser under supervision of the Board in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021	F-2

Consolidated Statements of Operations for the year ended December 31, 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021	F-3

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021	F-5

Consolidated Schedules of Investments as of December 31, 2022 and 2021	F-6

Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Onex Falcon Direct Lending BDC Fund

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Onex Falcon Direct Lending BDC Fund and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boston, MA

March 16, 2023

We have served as the Company's auditor since 2021.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2022	December 31, 2021
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $510,803,850 and $241,056,450, respectively)	$504,942,593	$240,800,172
Cash and cash equivalents	6,395,756	85,376,644
Restricted cash	35,323	—
Interest and other receivables	10,168,492	1,888,679
Deferred financing costs (net of $928,463 and $93,782 in amortized expenses, respectively)	1,954,681	1,212,383
Deferred offering costs (net of $126,791 and $31,698 in amortized expenses, respectively)	—	95,093
Prepaid expenses	175,075	158,708
Total Assets	523,671,920	329,531,679
Liabilities:
Credit facility (Note 5)	211,000,000	117,000,000
Management fee payable (Note 3)	1,629,663	761,633
Incentive fee payable (Note 3)	1,725,588	—
Administration fee payable (Note 3)	1,300,016	2,009,680
Interest payable	1,666,977	154,524
Payable for investments purchased	—	14,893,750
Accrued expenses and other liabilities	436,897	80,550
Total Liabilities	217,759,141	134,900,137
Commitments and Contingencies (Note 10)	—	—
Net Assets	$305,912,779	$194,631,542
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 12,455,723 and 7,772,200 shares issued and outstanding, respectively)	$12,456	$7,772
Additional paid-in capital	311,618,675	194,861,143
Accumulated distributable earnings (losses)	(5,718,352)	(237,373)
Net Assets	$305,912,779	$194,631,542
Net Asset Value Per Share	$24.56	$25.04

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Operations

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$36,570,599	$3,301,395
Other income	1,747,428	239,285
Total Investment Income	38,318,027	3,540,680
Expenses:
Management fee	5,383,193	761,633
Incentive fee	1,725,588	—
Administration fee	1,139,325	140,000
Organizational and offering costs (Note 2)	95,093	1,063,211
Professional fees	1,101,460	449,509
Trustees’ fees	179,447	45,000
Interest and credit facility expense	6,920,661	248,418
Other general and administrative expense	847,352	150,229
Total Expenses	17,392,119	2,858,000
Expense support from Adviser	—	(1,398,234)
Net Expenses	17,392,119	1,459,766
Net Investment Income (Loss)	20,925,908	2,080,914
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	839,046	14,923
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled, non-affiliated investments	(5,604,979)	(256,279)
Net realized and unrealized gain (loss)	(4,765,933)	(241,356)
Net Increase (Decrease) in Net Assets Resulting from Operations	$16,159,975	$1,839,558
Net investment income (loss) per common share —Basic and Diluted	$1.84	$0.30
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$1.42	$0.26
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	11,392,989	6,972,902

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

	Common Shares
	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of October 1, 2021 (commencement of operations)	—	$—	$—	$—	$—
Net investment income (loss)				2,080,914	2,080,914
Net realized gain (loss) on investments				14,923	14,923
Net change in unrealized appreciation (depreciation) on investments				(256,279)	(256,279)
Issuance of common shares	7,692,345	7,692	192,864,840		192,872,532
Distributions to shareholders				(2,076,931)	(2,076,931)
Shares issued in connection with dividend reinvestment plan	79,855	80	1,996,303		1,996,383
Balance as of December 31, 2021	7,772,200	$7,772	$194,861,143	$(237,373)	$194,631,542
Net investment income (loss)				20,925,908	20,925,908
Net realized gain (loss) on investments				839,046	839,046
Net change in unrealized appreciation (depreciation) on investments				(5,604,979)	(5,604,979)
Issuance of common shares	4,144,379	4,144	103,415,515		103,419,659
Distributions to shareholders				(21,640,954)	(21,640,954)
Shares issued in connection with distribution reinvestment plan	539,144	540	13,342,017		13,342,557
Balance as of December 31, 2022	12,455,723	$12,456	$311,618,675	$(5,718,352)	$305,912,779

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Cash Flows

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$16,159,975	$1,839,558
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(839,046)	(14,923)
Net change in unrealized (appreciation) depreciation on investments	5,604,979	256,279
Net accretion of discount on investments	(1,451,317)	(404,971)
Amortization of deferred financing costs	834,681	—
Amortization of deferred offering costs	95,093	—
Payment-in-kind interest income	(1,878,423)	—
Purchases and drawdowns of investments	(338,843,134)	(260,706,815)
Sales and repayments of investments	73,264,521	20,070,258
(Increase) decrease in operating assets:
Interest and other receivables	(8,279,813)	(1,888,679)
Prepaid expenses	(16,367)	(158,708)
Deferred financing costs	—	(1,212,383)
Deferred offering costs	—	(95,093)
Increase (decrease) in operating liabilities:
Management fee payable	868,030	761,633
Incentive fee payable	1,725,588	—
Administration fee payable	(709,664)	2,009,680
Interest payable	1,512,453	154,524
Payable for investments purchased	(14,893,750)	14,893,750
Accrued expenses and other liabilities	356,347	80,550
Net cash provided by (used in) operating activities	(266,489,847)	(224,415,340)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	103,419,659	194,868,915
Distributions to shareholders	(8,298,397)	(2,076,931)
Borrowings on credit facility	304,000,000	119,801,505
Payments on credit facility	(210,000,000)	(2,801,505)
Financing costs paid	(1,576,980)	—
Net cash provided by (used in) financing activities	187,544,282	309,791,984
Net increase (decrease) in cash and cash equivalents	(78,945,565)	85,376,644
Cash and cash equivalents and restricted cash, beginning of period	85,376,644	—
Cash and cash equivalents and restricted cash, end of period	$6,431,079	$85,376,644

Supplemental and Non-Cash Information
Cash paid for interest	$4,573,527	$112
Reinvestments of distributions	$13,342,557	$—

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$6,395,756	$85,376,644
Restricted cash	35,323	—
Total cash and cash equivalents and restricted cash	$6,431,079	$85,376,644

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Crash Champions Intermediate, LLC	Initial Term Loan	1M SOFR + 7.00%	0.75%	11.32%	8/8/2022	8/1/2029	6,356,589	$6,233,650	$6,220,558	2.0%
Crash Champions Intermediate, LLC	2022 Term Loan	1M SOFR + 7.00%	0.75%	11.32%	8/8/2022	8/1/2029	10,000,000	9,603,648	9,786,000	3.2%
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	1M SOFR + 7.00%	0.75%	11.32%	8/8/2022	8/1/2029	2,713,178	2,660,848	2,655,116	0.9%
Crash Champions Intermediate, LLC	Revolving Credit Loan	PRIME + 5.25%	0.75%	—	8/8/2022	8/1/2028	—	(17,362)	(19,907)	0.0%	(7) (8) (11) (13)
Total Automotive								18,480,784	18,641,767	6.1%
Business Services
BCP V Everise Acquisition LLC	Initial Term Loan	3M SOFR + 6.25%	0.75%	10.83%	5/12/2022	5/3/2027	24,687,500	24,126,447	24,132,031	7.9%	(5)
KeyData Associates Inc.	Closing Date Term Loan	3M CDOR + 7.00%	1.00%	11.94%	10/1/2021	7/16/2026	CAD 14,036,250	10,826,798	10,200,462	3.3%	(5) (10)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	11.10%	12/7/2022	12/7/2028	13,448,276	13,182,843	13,179,310	4.3%
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	11.12%	12/7/2022	12/8/2028	724,138	693,457	693,103	0.2%	(9) (13)
Montana Buyer Inc.	Initial Term Loan	6M SOFR + 5.75%	0.75%	8.69%	7/22/2022	7/22/2029	21,700,000	21,278,109	21,266,000	7.0%
Montana Buyer Inc.	Revolving Loan	6M SOFR + 5.75%	0.75%	—	7/22/2022	7/22/2028	—	(45,355)	(49,000)	0.0%	(7) (8) (11) (13)
Total Business Services								70,062,299	69,421,906	22.7%
Chemicals, Plastics & Rubber
Atlas Intermediate III, L.L.C.	2022 Incremental Term Loan	3M LIBOR + 5.75%	1.00%	10.48%	3/1/2022	4/29/2025	6,528,444	6,429,265	6,299,949	2.1%	(5)
Total Chemicals, Plastics & Rubber								6,429,265	6,299,949	2.1%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 6.50%	0.50%	10.32%	3/18/2022	3/18/2027	14,023,065	13,775,204	13,917,892	4.5%	(5)
Steele Solutions, Inc.	Delayed Draw Term Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(13,693)	(12,097)	0.0%	(7) (8) (11) (13)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(32,583)	(14,516)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,728,928	13,891,279	4.5%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.66%	12/29/2022	10/29/2028	25,000,000	24,376,008	24,437,500	8.0%
Hy Cite Enterprises, LLC	Term Loan	3M LIBOR + 8.00%	1.50%	12.49%	11/12/2021	11/12/2026	28,772,673	28,072,712	28,090,761	9.2%	(5)
Total Consumer Goods: Durable								52,448,720	52,528,261	17.2%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.04%	10/1/2021	6/30/2026	21,091,913	20,763,795	20,511,886	6.7%	(5)
Connect America.com, LLC	Incremental Term Facility	6M SOFR + 7.00%	1.00%	11.23%	4/6/2022	6/30/2026	1,246,292	1,214,662	1,212,019	0.4%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M LIBOR + 6.25%	0.75%	10.42%	11/16/2021	4/21/2027	14,531,250	14,521,258	13,214,719	4.3%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	10.50%	11/16/2021	4/21/2027	4,968,750	4,756,000	4,518,581	1.5%	(5) (12)
Total Consumer Goods: Non-durable								41,255,715	39,457,205	12.9%
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	11.58%	7/13/2022	3/1/2024	9,754,320	9,592,303	9,694,347	3.2%	(8) (9) (13)
Total Consumer Services								9,592,303	9,694,347	3.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	3M LIBOR + 7.00%	1.00%	10.75%	10/1/2021	8/26/2026	12,126,667	11,911,102	11,725,274	3.8%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Jackson Paper Manufacturing Company	Revolving Loan	3M LIBOR + 7.00%	1.00%	—	10/1/2021	8/26/2026	—	(22,341)	(44,133)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,888,761	11,681,141	3.8%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M LIBOR + 6.00%	1.00%	10.38%	2/4/2022	1/31/2027	22,545,238	22,218,926	21,844,081	7.1%
Amplity Parent, Inc.	Revolving Credit Facility	1M LIBOR + 6.00%	1.00%	10.39%	2/4/2022	1/31/2027	1,410,454	1,378,699	1,341,193	0.4%	(8) (9) 13)
APT Opco, LLC	Senior Secured Term Loan	3M LIBOR + 6.25%	1.00%	10.97%	12/28/2021	12/28/2026	20,035,714	19,703,269	19,390,564	6.3%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M LIBOR + 6.25%	1.00%	—	12/28/2021	12/28/2026	—	(37,996)	(153,333)	-0.1%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +6.50%	0.75%	10.64%	11/7/2022	11/3/2029	14,547,315	14,188,364	14,183,632	4.6%
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2029	—	(56,126)	(57,545)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2028	—	(28,049)	(28,772)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	11.20%	6/30/2022	6/30/2027	24,937,500	24,469,446	24,555,956	8.0%
Spark DSO, LLC	First Lien Term Loan	1M LIBOR + 6.25%	1.00%	9.99%	2/9/2022	4/19/2026	16,446,560	16,315,383	16,249,201	5.3%
Spark DSO, LLC	Revolver	1M LIBOR + 6.25%	1.00%	—	2/9/2022	4/19/2026	—	(19,656)	(30,000)	0.0%	(7) (8) (11) (13)
Total Healthcare & Pharmaceuticals								98,132,260	97,294,977	31.8%
High Tech Industries
Bullhorn, Inc.	Amendment No. 1 Term Loan	3M LIBOR + 5.75%	1.00%	10.48%	11/10/2021	9/30/2026	14,868,303	14,827,375	14,573,910	4.8%	(5) (10)
GS AcquisitionCo, Inc.	Initial Term Loan	3M LIBOR + 5.75%	1.00%	9.92%	11/3/2021	5/25/2026	12,376,985	12,346,485	11,897,996	3.9%	(5) (8) (9)
Medallia, Inc.	Initial Term Loan	1M LIBOR + 6.50%	0.75%	10.46% (50% PIK)	10/29/2021	10/29/2028	24,331,673	23,967,363	23,845,040	7.8%	(5) (9)
PDFTron US Acquisition Corp.	Initial Term Loan	1M SOFR + 5.50%	1.00%	9.82%	3/23/2022	7/15/2027	12,977,047	12,745,286	12,934,223	4.2%	(5) (10)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.25%	0.75%	10.58%	8/16/2022	8/16/2029	23,123,123	22,679,369	22,223,634	7.3%
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.25%	0.75%	—	8/16/2022	8/16/2028	—	(35,158)	(73,011)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								86,530,720	85,401,792	27.9%
Sovereign & Public Finance
IEC Corporation	Term Loan	3M LIBOR + 7.50%	1.00%	12.23%	12/17/2021	12/26/2026	26,317,069	25,765,089	25,593,350	8.4%	(5)
Pansophic Learning Ltd.	Senior Secured Term Loan	1M LIBOR + 7.25%	1.00%	11.42%	3/25/2022	3/25/2027	13,000,000	12,862,785	13,033,800	4.3%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	10.44%	12/27/2021	12/27/2026	15,300,000	15,079,411	15,130,170	4.9%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	12/27/2021	12/27/2026	—	(27,187)	(50,455)	0.0%	(7) (8) (11) (13)
Total Sovereign & Public Finance								53,680,098	53,706,865	17.6%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	3M LIBOR + 5.50%	1.00%	9.70%	2/1/2022	5/7/2027	21,300,404	20,963,123	20,953,208	6.8%	(5) (9)
Total Transportation: Cargo								20,963,123	20,953,208	6.8%
Wholesale
WSP Midco LLC	Initial Term Loan	1M LIBOR + 6.25%	1.00%	10.63%	10/1/2021	4/27/2027	18,762,453	18,455,841	17,636,705	5.8%	(5)
WSP Midco LLC	Delayed Draw Term Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2027	—	(13,925)	(204,088)	-0.1%	(7) (8) (11) (13)
WSP Midco LLC	Revolving Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2027	—	(13,187)	(51,021)	0.0%	(7) (8) (11) (13)
Total Wholesale								18,428,729	17,381,596	5.7%
Total Debt Investments								501,621,705	496,354,293	162.3%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,500,000	0.5%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	942,799	0.3%	(10)
Total Business Services								2,479,662	2,442,799	0.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	23,825	3,102,483	2,929,515	1.0%	(14)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Total Consumer Goods: Non-durable								3,102,483	2,929,515	1.0%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	241,836	0.1%
Total Sovereign & Public Finance								200,000	241,836	0.1%
Wholesale
Wholesale Supplies Plus Holdings, LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	2,974,150	1.0%	(6)
Total Wholesale								3,400,000	2,974,150	1.0%
Total Equity								9,182,145	8,588,300	2.8%
Total Non-controlled/Non-affiliated investments								$510,803,850	504,942,593	165.1%	(15)
Liabilities in Excess of Other Assets									(199,029,814)	-65.1%
Total Net Assets									$305,912,779	100.0%
(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted as Canadian dollar ("CAD").
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”) or Canadian Dollar Offered Rate (“CDOR” or “C”) or alternative base rate (commonly known as the U.S. Prime Rate (“Prime” or “P”), unless otherwise noted), which reset periodically based on the terms of the loan agreement. As of December 31, 2022, the 1-Month LIBOR or “1M LIBOR” was 4.39%, the 3-Month LIBOR or “3M LIBOR” was 4.77%, the 6-Month LIBOR or “6M LIBOR” was 5.14%, the 1-Month SOFR or “1M SOFR” was 4.36%, the 3-Month SOFR or “3M SOFR” was 4.59%, the 6-Month SOFR or “6M SOFR” was 4.78%, the 1-Month CDOR or "1M CDOR" was 4.74% and the Prime was 7.50%.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 7.4% of total assets as of December 31, 2022.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of December 31, 2022, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,410,454	$—	$816,578
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	—	—	4,761,905
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Crash Champions Intermediate, LLC	Revolver	930,233	—	—	930,233

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	724,138	—	827,586
Montana Buyer Inc.	Revolver	2,450,000	—	—	2,450,000
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	—	—	4,545,455
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	—	—	2,500,000
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
Steele Solutions, Inc.	Delayed Draw Term Loan	3,225,806	—	1,612,903	1,612,903
WSP Midco LLC	Delayed Draw Term Loan	3,401,460	—	—	3,401,460
WSP Midco LLC	Revolver	850,365	—	—	850,365
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	—	15,234,375
		$60,042,359	$11,900,217	$1,612,903	$46,529,239
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
As of December 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $510,803,850, resulting in gross unrealized appreciation and depreciation of $1,070,929 and $6,932,186, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2021

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Schumacher Electric Corporation	Term Loan	3M LIBOR + 7.00%	1.00%	8.00%	10/1/2021	6/1/2027	14,925,000	$14,781,268	$14,775,376	7.6%
Total Automotive								14,781,268	14,775,376	7.6%
Business Services
KeyData Associates Inc.	Closing Date Term Loan	1M CDOR + 7.00%	1.00%	8.00%	10/1/2021	7/16/2026	CAD 14,178,750	10,897,860	10,957,173	5.6%	(8)
Total Business Services								10,897,860	10,957,173	5.6%
Construction & Building
AmeriTex Pipe & Products, LLC (Concrete Real Estate Investments , LLC)	First Lien Term Loan	1M LIBOR + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	19,427,163	19,056,996	19,038,620	9.8%
AmeriTex Pipe & Products, LLC (Concrete Real Estate Investments , LLC)	Delayed Draw Term Loan	1M LIBOR + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	2,026,923	1,880,126	1,871,923	1.0%	(11)
AmeriTex Pipe & Products, LLC (Concrete Real Estate Investments , LLC)	Revolver	1M LIBOR + 6.75%	1.00%	7.75%	11/4/2021	11/4/2024	2,861,538	2,793,786	2,790,000	1.4%	(11)
Total Construction & Building								23,730,908	23,700,543	12.2%
Consumer Goods: Durable
Hy Cite Enterprises, LLC	Commitment	1M LIBOR + 8.00%	1.00%	9.00%	11/12/2021	11/12/2026	29,812,500	28,934,591	28,918,124	14.9%
Total Consumer Goods: Durable								28,934,591	28,918,124	14.9%
Consumer Goods: Non-durable
KNS Acquisition Corp.	Initial Term Loan (First Lien)	3M LIBOR + 6.25%	0.75%	7.00%	11/16/2021	4/21/2027	14,906,250	14,893,828	14,651,577	7.5%	(10)
Total Consumer Goods: Non-durable								14,893,828	14,651,577	7.5%
Consumer Services
IEC Corporation	Term Loan	1M LIBOR + 7.50%	1.00%	8.50%	12/17/2021	12/26/2026	28,000,000	27,302,081	27,300,000	14.0%
Total Consumer Services								27,302,081	27,300,000	14.0%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M LIBOR + 7.25%	1.00%	8.25%	10/1/2021	8/26/2026	12,316,667	12,051,021	12,039,542	6.2%
Jackson Paper Manufacturing Company	Revolving Loan	1M LIBOR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(28,458)	(30,000)	0.0%	(6) (7) (9) (11)
Total Forest Products & Paper								12,022,563	12,009,542	6.2%
Healthcare & Pharmaceuticals
APT Opco, LLC	Senior Secured Term Loan	3M LIBOR + 6.25%	1.00%	7.25%	12/28/2021	12/28/2026	20,238,095	19,834,301	19,833,333	10.2%
APT Opco, LLC	Delayed Draw Term Loan	3M LIBOR + 6.25%	1.00%	—	12/28/2021	12/28/2026	—	(47,410)	(47,619)	0.0%	(6) (7) (9) (11)
Connect America Intermediate, LLC	Term Facility	3M SOFR + 7.00%	1.00%	8.00%	10/1/2021	6/30/2026	20,981,522	20,576,005	20,666,799	10.6%
Total Healthcare & Pharmaceuticals								40,362,896	40,452,513	20.8%
High Tech Industries
Bullhorn, Inc.	Amendment No. 1 Term Loan	3M LIBOR + 5.75%	1.00%	6.75%	11/10/2021	9/30/2026	4,643,265	4,620,462	4,620,048	2.4%
Bullhorn, Inc.	Amendment No. 2 DDTL Term Loan	3M LIBOR + 5.75%	1.00%	—	11/10/2021	9/30/2026	—	(50,218)	(51,725)	0.0%	(6) (7) (9) (11)
GS AcquisitionCo, Inc.	Initial Term Loan	3M LIBOR + 5.75%	1.00%	6.75%	11/3/2021	5/25/2026	7,987,669	7,949,243	7,947,731	4.1%
GS AcquisitionCo, Inc.	Sixth Supplemental DDTL	3M LIBOR + 5.75%	1.00%	—	11/3/2021	5/25/2026	—	(16,921)	(34,960)	0.0%	(6) (7) (9) (11)
Medallia, Inc.	Initial Term Loan	3M LIBOR + 6.75%	0.75%	7.50%	10/29/2021	10/29/2028	17,729,688	17,384,063	17,375,094	8.9%	(8)
Total High Tech Industries								29,886,629	29,856,188	15.3%
Sovereign & Public Finance
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	7.00%	12/27/2021	6/27/2027	15,454,545	15,184,731	15,184,091	7.8%
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	12/27/2021	6/27/2027	—	(33,998)	(79,545)	0.0%	(6) (7) (9) (11)
Total Sovereign & Public Finance								15,150,733	15,104,546	7.8%
Wholesale

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
WSP Midco LLC	Initial Term Loan	1M LIBOR + 6.25%	1.00%	7.25%	10/1/2021	4/27/2027	18,952,934	18,587,026	18,573,876	9.5%
WSP Midco LLC	Delayed Draw Term Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2023	—	(57,357)	(68,029)	0.0%	(6) (7) (9) (11)
WSP Midco LLC	Revolving Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2027	—	(16,238)	(17,007)	0.0%	(6) (7) (9) (11)
Total Wholesale								18,513,431	18,488,840	9.5%
Total Debt Investments								236,476,788	236,214,422	121.4%
Equity
Business Services
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	985,750	0.5%	(8)
Total Business Services								979,662	985,750	0.5%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	200,000	0.1%
Total Sovereign & Public Finance								200,000	200,000	0.1%
Wholesale
Wholesale Supplies Plus Holdings, LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	3,400,000	1.7%	(5)
Total Wholesale								3,400,000	3,400,000	1.7%
Total Equity								4,579,662	4,585,750	2.4%
Total Non-controlled/Non-affiliated investments								$241,056,450	240,800,172	123.7%	(12)
Liabilities in Excess of Other Assets									(46,168,630)	-23.7%
Total Net Assets									$194,631,542	100.0%
(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the 1940 Act, unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted as Canadian dollar ("CAD").
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”) or Canadian Dollar Offered Rate (“CDOR” or “C”) or alternative base rate (commonly known as the U.S. Prime Rate (“Prime” or “P”), unless otherwise noted), which reset periodically based on the terms of the loan agreement. As of December 31, 2021, the 1-Month LIBOR or “1M LIBOR” was 0.10%, the 3-Month LIBOR or “3M LIBOR” was 0.21%, the 1-Month SOFR or “1M SOFR” was 0.06%, the 3-Month SOFR or “3M SOFR” was 0.09%, the 1-Month CDOR or "1M CDOR" was 0.45% and the Prime was 3.25%.
(3)
The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, using the effective interest method.
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as "valuation designee" in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company's Board (the "Board"). Although the Board designated the Adviser as "valuation designee," the Board ultimately is responsible for fair value determinations under the 1940 Act. (See Note 2 to the consolidated financial statements)
(5)
Security is held through Onex Falcon Direct Lending BDC Blocker LLC, a wholly-owned blocker subsidiary.
(6)
The maturity date disclosed represents the commitment period of the unfunded term loan or revolver.
(7)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and/or unused fee rate.
(8)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 5.0% of total assets as of December 31, 2021.
(9)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(10)
Level 2 investment.
(11)
As of December 31, 2021, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
AmeriTex Pipe & Products, LLC (Concrete Real Estate Investments , LLC)	Revolver	$3,576,923	$2,861,538	$—	$715,385
AmeriTex Pipe & Products, LLC (Concrete Real Estate Investments , LLC)	Delayed Draw Term Loan	7,750,000	2,026,923	—	5,723,077

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	—	—	4,761,905
Bullhorn, Inc.	Delayed Draw Term Loan	10,345,000	—	—	10,345,000
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	6,992,000	—	—	6,992,000
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	—	—	4,545,455
WSP Midco LLC	Delayed Draw Term Loan	3,401,460	—	—	3,401,460
WSP Midco LLC	Revolver	850,365	—	—	850,365
		$43,556,441	$4,888,461	$—	$38,667,980
(12)
As of December 31, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $241,056,450, resulting in gross unrealized appreciation and depreciation of $156,194 and $412,473, respectively.

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

The Company commenced operations on October 1, 2021.

On August 25, 2021, the Company formed a wholly-owned blocker entity, Onex Falcon Direct Lending BDC Blocker LLC (the “OFDL Blocker”), which holds certain of the Company’s portfolio equity investments. On September 21, 2021, the Company formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Falcon Direct Lending BDC SPV, LLC (the “OFDL SPV”), which holds certain of the Company’s portfolio loan investments that are used as collateral for the debt financing facility provided by Société Générale. On December 13, 2022, the Company formed a wholly-owned entity, Connect America OFDL BDC Holdings, LLC (the “OFDL Holdings”), which holds certain of the Company's portfolio equity investments.

The Company is managed by Onex Falcon Investment Advisors, LLC, (the “Adviser”). The Adviser, subject to the overall supervision of the board of trustees (the “Board”) provides investment advisory services to the Company. The Adviser also provides administrative services necessary for the Company to operate.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The Company invests primarily in senior and subordinated debt and, to a lesser extent, equity including warrants, options, and convertible instruments, of middle market companies.

The Company’s fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. These consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein. The Company is considered an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies.

Certain comparative figures have been reclassified to conform to the current year’s presentation, specifically:

Balance sheet reclassifications:

•
“Principal paydown receivables” were combined with “Interest and other receivables”;

Income statement reclassifications:

•
“Deferred financing expense” was combined with “Interest and credit facility expense”; and
•
“Administration fee” was broken out from “Other general and administrative expenses”.

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

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, OFDL SPV, OFDL Blocker and OFDL Holdings, in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities for which market quotations are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process. Accordingly, such investments go through the Company’s multi-step valuation process as described below. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of the Adviser, does not represent fair value.

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
•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. In each case, the Company’s independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments; and
•
The Adviser then reviews the valuations and determine the fair value of each investment.

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company reviews pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

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

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

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

The Company reimburses the Adviser for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Adviser is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance. No person who is an officer, trustee or employee of the Adviser or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee.

For the year ended December 31, 2022, the Company incurred administrative fees of $1.1 million. For the period ended December 31, 2021, the Company incurred administrative fees of $140,000.

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

For the year or period ended December 31, 2022 and 2021, management fees were $5.4 million and $0.8 million, respectively.

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

(1)
Subordinated Incentive Fee on Income

The Subordinated Incentive Fee on Income will be determined and paid quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after October 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commences on or after October 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return Amount (as defined below) in respect of the Trailing Twelve Quarters. The Preferred Return Amount will be determined on a quarterly basis, and will be calculated by multiplying 1.75% by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Preferred Return Amount will be calculated after making appropriate adjustments to the Company’s NAV at the beginning of each applicable calendar quarter for Company subscriptions and distributions during the applicable calendar quarter. The amount of the Subordinated Incentive Fee on Income that will be paid to the Adviser for a particular quarter will equal the excess of the Subordinated Incentive Fee on Income so calculated less the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser, in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

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

a)
No Subordinated Incentive Fee on Income shall be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Preferred Return Amount;
b)
100% of the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Preferred Return Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.0588% by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.0588% per quarter during the Trailing Twelve Quarters; and
c)
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

Incentive fees for the year ended December 31, 2022 was $1.7 million. There were no incentive fees paid or accrued for the period ended December 31, 2021.

Revolving Loan Agreement

On September 8, 2022, the Company entered into an unsecured revolving loan agreement (the “Revolving Onex Loan”) with Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser (the “Onex Entity”), whereby the Onex Entity may advance amounts to the Company (each such amount, a “Onex Loan”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. The Company is required to meet certain requirements, including a leverage ratio threshold, before the Onex Entity is obligated to make a loan to the Company. The Revolving Onex Loan is intended to provide the Company with the ability to fund investments, related costs and expenses, and general corporate purposes. Amounts drawn under the Onex Loan will bear interest at the secured overnight financing rate (“SOFR”) plus a spread of 2.60%.

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

As of December 31, 2022, the total Expense Payment provided by the Adviser since inception was $2.9 million. The Company may or may not reimburse remaining expense support in the future. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of December 31, 2022. The following table summarizes the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through
December 31, 2021	$2,858,000	$1,459,766	$1,398,234	December 31, 2024

Shares held by Affiliated Accounts

As of December 31, 2022 and 2021, certain entities affiliated with the Company held shares of the Company. Onex Falcon Investment Advisors, LLC held 65 shares, approximately 0.001% of outstanding shares of the Company.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$501,621,705	$496,354,293	$236,476,788	$236,214,422
Equity	9,182,145	8,588,300	4,579,662	4,585,750
Total Investments	$510,803,850	$504,942,593	$241,056,450	$240,800,172

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2022 and 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$18,641,767	3.7%	$14,775,376	6.1%
Business Services	71,864,705	14.2%	11,942,923	5.0%
Chemicals, Plastics & Rubber	6,299,949	1.2%	—	—%
Construction & Building	13,891,279	2.8%	23,700,543	9.8%
Consumer Goods: Durable	52,528,261	10.4%	28,918,124	12.0%
Consumer Goods: Non-durable	42,386,720	8.4%	14,651,577	6.1%
Consumer Services	9,694,347	1.9%	27,300,000	11.3%
Forest Products & Paper	11,681,141	2.3%	12,009,542	5.0%
Healthcare & Pharmaceuticals	97,294,977	19.4%	40,452,513	16.8%
High Tech Industries	85,401,792	16.9%	29,856,188	12.4%
Sovereign & Public Finance	53,948,701	10.7%	15,304,546	6.4%
Transportation: Cargo	20,953,208	4.1%	—	—%
Wholesale	20,355,746	4.0%	21,888,840	9.1%
Total Investments	$504,942,593	100.0%	$240,800,172	100.0%

	December 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
United States	$493,799,332	97.8%	$228,857,249	95.0%
Canada	11,143,261	2.2%	11,942,923	5.0%
Total Investments	$504,942,593	100.0%	$240,800,172	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$17,733,300	$478,620,993	$496,354,293
Equity	—	—	8,588,300	8,588,300
Total Investments	$—	$17,733,300	$487,209,293	$504,942,593

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$14,651,577	$221,562,845	$236,214,422
Equity	—	—	4,585,750	4,585,750
Total Investments	$—	$14,651,577	$226,148,595	$240,800,172

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2022	$221,562,845	$4,585,750	$226,148,595
Purchases of investments	329,509,984	4,602,483	334,112,467
Proceeds from principal pre-payments and sales of investments	(72,858,271)	—	(72,858,271)
Payment-in-kind	1,878,423	—	1,878,423
Net accretion of discount on investments	1,390,622	—	1,390,622
Net change in unrealized appreciation (depreciation) on investments	(3,703,340)	(599,933)	(4,303,273)
Net realized gain (loss) on investments	840,730	—	840,730
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of December 31, 2022	$478,620,993	$8,588,300	$487,209,293
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,703,340)	$(599,933)	$(4,303,273)

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the period ended December 31, 2021:

	Senior Secured Loans	Equity	Total
Balance as of October 1, 2021 (commencement of operations)	$—	$—	$—
Purchases of investments	241,139,652	4,579,663	245,719,315
Proceeds from principal pre-payments and sales of investments	(19,976,509)	—	(19,976,509)
Payment-in-kind	—	—	—
Net accretion of discount on investments	404,972	—	404,972
Net change in unrealized appreciation (depreciation) on investments	(20,115)	6,087	(14,028)
Net realized gain (loss) on investments	14,845	—	14,845
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of December 31, 2021	$221,562,845	$4,585,750	$226,148,595
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(20,115)	$6,087	$(14,028)

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2022 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$280,648,742	Discounted cash flow	Discount rate	6.9% - 12.0% (9.5%)	Decrease
	145,565,023	Yield analysis	Market yield	10.2% - 12.3% (11.4%)	Decrease
	52,407,228	Recent transactions	Transaction price	97.5 - 98.0 (97.75)	N/A
Equity	7,088,300	Enterprise value waterfall	EBITDA multiple	13.5x - 16.2x (15.3x)	Increase
	1,500,000	Recent transactions	Transaction price	100.0 (100.0)	N/A
	$487,209,293

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2021 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$39,155,638	Discounted cash flow	Discount rate	7.79% - 9.00% (8.42%)	Decrease
	182,407,207	Recent transactions	Transaction price	N/A	N/A
Equity	4,585,750	Recent transactions	Transaction price	N/A	N/A
	$226,148,595

Note 5. Debt

On October 4, 2021, the OFDL SPV, as borrower, and the Company, solely in its capacities as equity holder and collateral manager, entered into a Loan and Servicing Agreement with Société Générale, as initial lender and agent, and certain financial institutions (the “Lenders”), and U.S. Bank National Association as collateral agent and collateral custodian (the “SPV Facility”), as amended on December 27, 2021, as further amended on March 31, 2022 and on July 14, 2022, pursuant to which the amount made available to OFDL SPV was increased from $100.0 million to $340.0 million. Borrowings under the SPV Facility will bear interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). OFDL SPV will also pay an unused commitment fee at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Revolver is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company also pays a fee of 0.20% on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility terminates on October 2, 2026.

In connection with the SPV Facility, on October 4, 2021, the Company entered into a sale and contribution agreement with the OFDL SPV, which provides for the sale and contribution of certain loans to the OFDL SPV and for future sales from the Company to the OFDL SPV on an ongoing basis. Such loans constitute part of the initial portfolio of assets securing the SPV Facility.

The SPV Facility includes customary covenants, including certain financial maintenance covenants, limitation on the activities of OFDL SPV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility is secured by a lien on assets held by the OFDL SPV and on any payments received by OFDL SPV in respect of those assets.

Further, as discussed in Note 3 above, on September 8, 2022, the Company entered into the Revolving Onex Loan with the Onex Entity.

Debt obligations consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SPV Facility	$340,000,000	$211,000,000	$200,000,000	$117,000,000
Revolving Onex Loan	80,000,000	—	—	—
	$420,000,000	$211,000,000	$200,000,000	$117,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the year or period ended December 31, 2022 and 2021, the components of interest expense were as follows:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Interest expense	$6,085,980	$154,636
Amortization of deferred financing costs	834,681	93,782
Total interest expense	$6,920,661	$248,418
Average debt outstanding	$116,377,049	$11,197,826
Weighted average interest rate	5.2%	2.4%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

On September 16, 2021, the Adviser purchased 60 common shares of the Company for aggregate proceeds of $1,500.

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
September 30, 2022	519,027	12,809,581
December 31, 2022	246,091	6,036,592
	4,144,379	$103,419,659

The following table summarizes the total shares issued and proceeds received during the period ended December 31, 2021:

Period Ended	Shares Issued	Proceeds Received
December 31, 2021	7,692,345	$192,872,532
	7,692,345	$192,872,532

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

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan (“DRP”) for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRP will have their distributions automatically reinvested in additional common shares rather than receiving cash distributions. Shareholders who receive distributions in the form of common shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table summarizes the distribution declarations and common shares issued pursuant to the dividend reinvestment plan for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
May 12, 2022	May 12, 2022	June 24, 2022	0.39	4,380,471	191,613
August 11, 2022	August 15, 2022	September 28, 2022	0.56	6,642,777	167,824
November 16, 2022	November 16, 2022	December 21, 2022	0.58	7,120,089	179,707
			$1.87	$21,640,954	539,144

The following table summarizes the distribution declarations and common shares issued pursuant to the dividend reinvestment plan for the period ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
December 20, 2021	December 20, 2021	December 21, 2021	$0.27	$2,076,933	79,855
			$0.27	$2,076,933	79,855

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the year or period ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Net increase in net assets resulting from operations	$16,159,975	$1,839,558
Weighted average common shares outstanding—basic and diluted	11,392,989	6,972,902
Net increase in net assets resulting from operations per common share—basic and diluted	$1.42	$0.26

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

Book and tax basis differences relating to shareholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. The Company had no such reclassifications for the year or period ended December 31, 2022 and 2021.

The following table reconciles increase in net assets resulting from operations to taxable income for the year or period ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Increase in net assets resulting from operations	$16,159,975	$1,839,558
Adjustments:
Net change in unrealized depreciation on investments	5,604,979	256,279
Taxable income	$21,764,954	$2,095,837

The tax character of distributions paid during the year or period ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Ordinary Income	$21,640,954	$2,076,931
Capital Gains	—	—
Total Distributions Paid	$21,640,954	$2,076,931

As of December 31, 2022 and 2021, the components of distributable earnings on a tax basis were as follows:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Undistributed net investment income	$142,906	$18,906
Total distributable earnings	$142,906	$18,906

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2022 and 2021, the Company had no capital loss carryforwards.

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of December 31, 2022, there was deferred tax assets of $0.1 million, offset by valuation allowances of $0.1 million, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

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

Note 9. Financial Highlights

The following are the financial highlights for the year or period ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Period from October 1, 2021 (commencement of operations) through December 31, 2021
Per share data:
Net asset value, beginning of period	$25.04	$25.00
Results of operations:
Net investment income (Loss) (1)	1.84	0.30
Net realized and unrealized gain (loss) (6)	(0.45)	0.01
Net increase (decrease) in net assets resulting from operations (1)	1.39	0.31
Shareholder distributions: (2)
Distributions from net investment income	(1.87)	(0.27)
Net decrease in net assets resulting from shareholder distributions	(1.87)	(0.27)
Net asset value, end of period	$24.56	$25.04
Shares outstanding, end of period	12,455,723	7,772,200
Total return based on net asset value (3)	5.70%	1.24%
Ratio/Supplemental Data:
Net assets, end of period	$305,912,779	$194,631,542
Ratio of net investment income (loss) to average net assets (4)	8.03%	3.05%
Ratio of total expenses to average net assets (4)	6.68%	4.24%
Ratio of net expenses to average net assets (4)	6.68%	1.36%
Average debt outstanding	$116,377,049	$11,197,826
Portfolio turnover	20%	8%
Total amount of senior securities outstanding	$211,000,000	$117,000,000
Asset coverage per unit (5)	$2,450	$2,664
(1)
The per share data was derived using weighted average shares outstanding during the year or period.
(2)
The per share data for distributions reflects the actual amount of distributions paid during the year or period.
(3)
Total return based on net asset value is calculated as the change in net asset value per share during the year or period, and reflects reinvestment of any distributions to common shareholders. Total return is not annualized.
(4)
The computation of average net assets during the year or period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses, such as organization and offering costs, is annualized. Net expenses include expense reimbursements from the Adviser during the period from October 1, 2021 (commencement of operations) through December 31, 2021.
(5)
Asset coverage per unit is the ratio of the carrying value of the Company’s consolidated total assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(6)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption is derived from total change in net asset value during the year or period and differs from the amount calculated using average shares because of the timing of issuances of the Company’s shares in relation to changes in net asset value during the year or period.

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2022, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2022 and 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2022	December 31, 2021
Unfunded delayed draw term loan commitments	$31,857,888	$35,768,897
Unfunded revolver obligations	14,671,351	2,899,083
	$46,529,239	$38,667,980

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 11. Senior Securities Asset Coverage

Information about the Company's senior securities is shown in the table below for the years or period ended December 31, 2022 and 2021:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2022	$211,000,000	$2,450	—	N/A
December 31, 2021	117,000,000	2,664	—	N/A
(1)
Total amount of each class of senior securities outstanding at the end of the year or period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of the Company’s consolidated total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)
The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable because the senior securities are not registered for public trading.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

On January 3, 2023, the Company, in connection with its private placement of the Company's common shares, issued 44,339 common shares for an aggregate amount of $1.1 million.

In the first quarter of 2023, the Company began offering, and on a quarterly basis, intends to continue offering, to repurchase shares of the Company's common stock on such terms as may be determined by the Board in its complete discretion. The Board has complete discretion to determine whether the Company will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.

All shares purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

Any periodic repurchase offers are subject in part to the Company's available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to continue to conduct quarter tender offers as described above, the Company is not required to do so and may suspend or terminate the share repurchase program at any time.

Offer Date	Tender Offer Expiration	Tender Offer	Purchase Price per Share	Shares Repurchased
January 13, 2023	February 10, 2023	622,786	$24.56	418,189

On March 2, 2023, the Board declared a quarterly dividend of $0.58 per share for the Company's shareholders of record as of March 2, 2023, payable on March 23, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and Trustees; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and 2021. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2022 and 2021.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2022, pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 16, 2023, Tara Dempsey notified the Board that she is resigning from the Company, effective March 31, 2023. Ms. Dempsey served as Chief Compliance Officer of the Company and is expected to provide transition assistance with respect to the Company through April 30, 2023. Ms. Dempsey’s decision to resign was not due to any dispute or disagreement with the Company, or any matter relating to the Company’s operations, policies or practices.

On March 16, 2023, the Board appointed Zachary Drozd, born in 1985, as Chief Compliance Officer of the Company, effective March 31, 2023.

Zachary Drozd is Deputy General Counsel and Chief Compliance Officer of Onex Credit and Chief Compliance Officer of the Company. Prior to joining Onex Credit, Mr. Drozd practiced corporate law at Proskauer Rose LLP, with an emphasis on the representation of private investment fund sponsors. Mr. Drozd holds a J.D. from Columbia Law School and a Bachelor of Arts degree from Rutgers College.

On March 16, 2023, the Board appointed Albert Siu, born in 1974, as Chief Accounting Officer of the Company, effective immediately.

Albert Siu is Director, Finance, at Onex Falcon Investment Advisors, LLC and Chief Accounting Officer and Controller of the Company. Prior to joining Onex Credit in September 2022, Mr. Siu was at BC Partners, Inc. where he was the Chief Accounting Officer of Mount Logan Capital, Inc., a Canadian Public Company. Mr. Siu has more than 20 years of experience in financial services and holds a B.B.A. from Pace University.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance.

Board of Trustees

The following sets forth certain information regarding the Board of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Trustee or Nominee for Director
Interested Trustee
Sandeep Alva, 61	Chairperson of the Board and Interim Chief Executive Officer	Trustee since 2022	Managing Director and Head, Portfolio Manager at Onex Falcon Investment Advisers, LLC since 2020. Founder of Falcon Investment Advisers since 2000.	None.
Independent Trustee
Kelly Marshall, 57	Trustee	Trustee since 2021	Executive Vice President of Strategic Partnerships at Ontario Municipal Employee Retirement System from 2017 to 2020.	None.
Henry van Dyke, 62	Trustee	Trustee since 2021	Executive Vice Chairman at Morrow Sodali from 2020 to present. Senior Adviser at Morrow Sodali from 2019 to 2020. Founder and Chief Executive Officer of Teneo Capital from 2011 to 2018.	None.
(1)
The address for each trustee is c/o Onex Falcon Direct Lending BDC Fund, 21 Custom House Street, 10th Floor, Boston, MA 02110.
(2)
Each trustee will hold office until his or her resignation, removal, disqualification, or death.

Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Trustee

Mr. Alva is the Interim Chief Executive Officer and Chairperson of the Board. Mr. Alva founded Falcon Investment Advisers in July 2000. Falcon was acquired by Onex Corp. in 2020. Mr. Alva was previously the President of Hancock Mezzanine Investments, LLC and Senior Managing Director and Mezzanine and Private Equity Team Leader of John Hancock’s Bond & Corporate Finance Group. While at John Hancock from 1985 to 1989 and 1991 to 2000, Mr. Alva executed numerous private market transactions, with an emphasis on mezzanine and private equity investments. In addition to his time at John Hancock, he also worked at the investment firm of Joseph, Littlejohn and Levy from 1989 to 1991 where he was a Principal involved in the acquisition of operationally and financially distressed companies. He also serves on the Board of Advisors of Titagya Schools, Ghana. He received a Bachelor of Commerce degree from Bombay University and an M.B.A. from Cornell University.

Independent Trustees

Mr. Marshall became an Independent Trustee of the Company at its inception in 2021. From 2017 to 2020, Mr. Marshall was Executive Vice President of Strategic Partnerships at Ontario Municipal Employee Retirement System (‘‘OMERS’’), where he developed OMERS third party equity co-investment platform across real estate, infrastructure and private equity and oversaw OMERS banking relationships. From 2001 to 2019, Mr. Marshall served as Managing Partner, Corporate Finance, at Brookfield Asset Management (“Brookfield”), where he managed global finance teams and banking relationships and executed numerous equity, preferred equity, public debt and project debt transactions in Brookfield’s core operating regions. Prior to his work at Brookfield, Mr. Marshall was a Managing Director at Fortress Investment Management, a Senior Vice President at Lone Star Opportunity, a Vice President at Citibank and an Associate at Olympia & York Canary Wharf. Mr. Marshall graduated from Wilfrid Laurier University with a Bachelor of Business Administration.

Mr. van Dyke became an Independent Trustee of the Company at its inception in 2021. Mr. van Dyke has served as Executive Vice Chairman at Morrow Sodali since 2020, where he has focused on business development, cross-border integration and strategic alternatives and where he has overseen the global mergers and acquisitions and activism advisory services group. From 2019 to 2020, Mr. van Dyke served as a Senior Adviser at Morrow Sodali. Prior to his work at Morrow Sodali, Mr. van Dyke founded Teneo Capital, an Advisory services-focused investment bank and registered broker-dealer, where he served as Chief Executive Officer from 2011 to 2018 and then as Senior Adviser from 2018 to 2020. Mr. van Dyke was Managing Director and Head of several investment banking groups during his tenure at Bank of America from 2006 to 2009. Mr. van Dyke began his career at Morgan Stanley in 1982, where he ultimately was a Managing Director, Head of the Financial Sponsors M&A Group and Co-Head of the U.S. Financial Sponsors Group upon his departure in 2006. Mr. van Dyke received a Bachelor of Arts in Economics and in Engineering & Applied Science from Yale University and a Master of Business Administration from Harvard University.

Information about Executive Officers Who Are Not Trustees

The following sets forth certain information regarding the executive officers who are not trustees of the Company.

Name, Address, and Age(1)	Position(s) Held with Company(2)	Principal Occupation(s) During Past 5 Years
Omer Masud, 43	President

Managing Director and Head of Origination and Capital Markets of Onex Falcon Investment Advisers, LLC since 2021. Previously, Mr. Masud was a Managing Director in the Financial Sponsors Group at Macquarie Capital.

Edward U. Gilpin, 61	Chief Financial Officer and Treasurer

Vice President, Finance at Onex Falcon Investment Advisers, LLC and Chief Financial Officer of the Company since 2022. Previously, Mr. Gilpin was Chief Financial Officer of Portman Ridge Finance Corp. since 2012.

Albert Siu, 48	Chief Accounting Officer

Director, Finance at Onex Falcon Investment Advisers, LLC and Chief Accounting Officer of the Company since 2023. Previously, Mr. Siu was Chief Accounting Office of Mount Logan Capital, Inc. since 2022 and Controller at BC Partners, Inc. since 2018.

Tara Dempsey, 41	Chief Compliance Officer	Chief Compliance Officer of the Company since 2021. Previously, Ms. Dempsey was Vice President in the Compliance department of Goldman Sachs Asset Management.
Steven Gutman, 66	General Counsel and Secretary	General Counsel of Onex Credit and General Counsel and Secretary of the Company since 2007.
(1)
The address for each trustee is c/o Onex Falcon Direct Lending BDC Fund, 21 Custom House Street, 10th Floor, Boston, MA 02110.
(2)
Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Mr. Masud serves as the President of the Company. Prior to joining Onex Credit in 2021, Mr. Masud was a Managing Director in the Financial Sponsors Group at Macquarie Capital, where he was responsible for managing relationships with private equity clients. In prior roles at UBS and Citi’s sponsor coverage groups, his responsibilities included delivering the leveraged finance, equity and M&A franchises to private equity firms and their portfolio companies. Mr. Masud also worked at Bear Stearns in the Acquisition and Leveraged Finance Group, where he was responsible for structuring and executing middle market private equity and leveraged finance transactions. He serves on the Alumni Board of the Fisher College of Business at the Ohio State University. Mr. Masud received an M.B.A and a M.S. in Electrical Engineering from the Ohio State University and a B.S. in Electrical Engineering from Florida Institute of Technology.

Mr. Gilpin serves as the Chief Financial Officer and Treasurer of the Company. Prior to joining Onex Credit in May 2022, Mr. Gilpin was at BC Partners, Inc. where he was the Chief Financial Officer of Portman Ridge Finance Corp., a public BDC, of BC Partners Lending Corp., a non-traded BDC, and of Mount Logan Capital, Inc., a Canadian Public Company. Mr. Gilpin has more than 30 years of experience in financial services and holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.

Mr. Siu serves as the Chief Accounting Officer and Controller of the Company. Prior to joining Onex Credit in September 2022, Mr. Siu was at BC Partners, Inc. where he was the Chief Accounting Officer of Mount Logan Capital, Inc., a Canadian Public Company. Mr. Siu has more than 20 years of experience in financial services and holds a B.B.A. from Pace University.

Ms. Dempsey serves as the Chief Compliance Officer of the Company. Prior to joining Onex Credit in May 2021, Ms. Dempsey was a Vice President in the Compliance department of Goldman Sachs Asset Management, where she oversaw the compliance program of a major business line and managed a team of compliance officers across the United States. Ms. Dempsey has nearly 20 years of experience and received a B.S. in Finance from New York University.

Mr. Gutman serves as the General Counsel and Secretary of the Company. Prior to joining Onex Credit in 2007, he practiced finance and insolvency law at Luskin, Stern & Eisler, LLP where he worked on bankruptcies and workouts. Mr. Gutman also held various positions over 13 years with affiliates of ABN AMRO Bank N.V., including that of general counsel for European American Bank and for North America Special Credits. Mr. Gutman has 40 years of experience. Mr. Gutman earned a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

Leadership Structure and Oversight Responsibilities

Overall responsibility for our oversight rests with the Board. We entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act and applicable provisions of state and other laws. The Board is currently composed of three members, two of whom are trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities.

The Board has appointed Sandeep Alva to serve in the role of Chairperson of the Board. The Chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other trustees generally between meetings. We do not have a fixed policy as to whether the Chairperson of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the Chairperson and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and our shareholders at such times. The Chairperson serves as a key point person for dealings between management and the trustees. The Chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board's leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of trustees and the full Board in a manner that enhances effective oversight.

We do not have a designated lead independent trustee. We are aware of the potential conflicts that may arise when a non-independent trustee is Chairperson of the Board, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices include regular meetings of the Independent Trustees in executive session without the presence of interested trustees and management, the establishment of an Audit Committee and a Nominating and Corporate Governance Committee, each of which is comprised solely of Independent Trustees and the appointment of a Chief Compliance Officer with whom the Independent Trustees meet without the presence of interested trustees and other members of management for administering our compliance policies and procedures.

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board's general oversight of the Company and is addressed as part of various Board and committee activities. Day-to-day risk management functions will be subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which will carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s trustees and executive officers, and any persons holding more than 10% of the Company’s Common Shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were timely filed with the exception of one late Form 3 filing for Edward (Ted) U. Gilpin upon his appointment as an officer and one late Form 3 filing for Omer Masud upon his appointment as officer, each due to administrative errors.

Corporate Governance

Committees

The Board has an Audit Committee and a Nominating and Corporate Governance Committee and may form additional committees in the future.

Audit Committee

The Audit Committee is composed of Kelly Marshall and Henry van Dyke, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Marshall serves as Chair of the Audit Committee. Our Board determined that Mr. Marshall is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Audit Committee members meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

In accordance with its written charter adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our consolidated financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement; (c) oversees the scope of the annual audit of our consolidated financial statements, the quality and objectivity of our consolidated financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acts as a liaison between our independent registered public accounting firm and the Board.

The Audit Committee had 5 formal meetings in 2022.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) is composed of Kelly Marshall and Henry van Dyke, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. van Dyke serves as Chair of the Nominating Committee.

In accordance with its written charter adopted by the Board, the Nominating Committee (a) recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings; (b) makes recommendations with regard to the tenure of the trustees; and (c) is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively. The Nominating Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.

The Nominating and Corporate Governance Committee did not hold any formal meetings in 2022.

Item 11. Executive Compensation.

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser, the Administrator or their affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. See “Item 1. Business—Investment Advisory Agreement”.

Compensation of Trustees

No compensation is paid to our trustees who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each independent trustee as follows:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Audit	Nominating and Governance	Committee Meeting Fee
$75,000 (total assets of $750 million or less)	$1,000 / $500 (in person / telephonic)	$10,000	None	$1,000 / $500 (in person / telephonic)
$100,000 (total assets greater than $750 million)	$1,000 / $500 (in person / telephonic)	$10,000	None	$1,000 / $500 (in person / telephonic)

We are also authorized to pay the reasonable out-of-pocket expenses of each independent trustee incurred by such trustee in connection with the fulfillment of his or her duties as an independent trustee.

The following table sets forth compensation of the Company’s trustees for the year ended December 31, 2022. No compensation is paid by us to any interested trustee or executive officer of the Company.

	Fees Earned or Paid in Cash(1)	Total Compensation from the Company
Interested Trustee
Sandeep Alva	$—	$—
Independent Trustee
Kelly Marshall	$93,000	$93,000
Henry van Dyke	$85,000	$85,000
(1)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our trustees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. As of March 16, 2023, no trustee or executive officer holds any of our Common Shares and there is no person that beneficially owns 5% or more of the outstanding Common Shares. Ownership information for those persons who beneficially own 5% or more of the outstanding Common Shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

(a) Transactions with Related Persons, Promoters and Certain Control Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Advisory Agreement with the Adviser pursuant to which we will pay management fees and incentive fees to the Adviser and the Administration Agreement with the Administrator. In addition, pursuant to the Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Certain Terms of the Investment Advisory Agreement and Administration Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.

On September 8, 2022, we entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity may advance amounts to us (each such amount, a “Loan”) with a maximum outstanding principal amount of $80,000,000 and a maturity date with respect to each Loan of the day falling two years after the funding of such Loan. The Revolving Onex Loan is intended to provide us with the ability to fund investments, related costs and expenses, and general corporate purposes.

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

Moreover, as a consequence of Onex Corp’s status as a public company, the officers, trustees, members, managers, operating executives and employees of Onex Corp, Onex Credit and the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Onex Corp were not a public company.

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

Conflicts of Interest Relating to Onex Corp, Onex Credit, the Adviser, their Clients and Affiliates

Investment professionals associated with the Adviser, its affiliates and their respective officers, trustees, members, partners and employees (collectively, the “Related Parties”) will devote such time as shall be reasonably necessary to conduct the business affairs of the Company in an appropriate manner. They will be actively involved in other investment activities not concerning the Company and will not devote all of their professional time to the affairs of the Company. Onex personnel will work on the business and operation of Onex and other projects, including Onex’s existing corporate investments and other funds or any fund, account or vehicles Onex, Onex Falcon, Onex Credit and/or any of their respective affiliates or advise or manage (collectively, “Other Accounts”), and, therefore, conflicts may arise in the allocation of resources, including due to Onex’s internal policies, including information barrier policies, and compliance with applicable law and regulation. The Company will have no interest in such other investments, funds, vehicles, accounts or other matters and it is possible that the investments held by such funds, vehicles and accounts may be in competition with those of the Company. In this regard, for example, members of the Investment Committee devote a substantial amount of their business time to the affairs of Onex’s other funds and operations. In addition, individuals not currently associated with the Adviser or its Related Parties may become associated with the Adviser or its Related Parties and the performance of the portfolio companies may also depend on the financial and managerial experience of such individuals.

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

(b) Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, will be entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1A. Business.”

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the fiscal years ended December 31, 2022 and 2021:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees(1)	$387,500	$125,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	23,050	15,000
All Other Fees(4)	—	—
	$410,550	$140,000

Audit Fees

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements that were normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees consist of the aggregate fees billed for products and services provided by Deloitte & Touche LLP, other than services reported above.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee has established a pre-approval policy that describes the permitted audit and non-audited services to be provided by our independent registered public accounting firm. The policy requires the Audit Committee to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to assure that the performance of these services does not impair the auditor’s independence. The policy describes the audit, audit-related, tax and other services for us that have the pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later. The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations.

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)
Consolidated Financial Statements - Consolidated Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.
(2)
Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits - The following is a list of all exhibits filed as part of this annual report on Form 10-K, including those incorporated by reference.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(a)	Amended and Restated Declaration of Trust(1)

3.1(b)	Second Amended and Restated Declaration of Trust(2)

3.2	Bylaws(1)

4.1	Form of Subscription Agreement(1)

4.2	Description of Securities(3)

10.1	Investment Advisory Agreement(1)

10.2	Administration Agreement(1)

10.3	Sub-Administration Agreement(1)

10.4	Custody Agreement(1)

10.5	License Agreement(1)

10.6	Dividend Reinvestment Plan(1)

10.7	Transfer Agency Agreement(1)

10.8	Expense Support and Conditional Reimbursement Agreement(1)

10.9	Credit Facility Agreement(2)

10.10	Amendment No. 1 to Loan and Servicing Agreement(4)

10.11	Amendment No. 3 to Loan and Servicing Agreement(5)

10.12	Revolving Loan Agreement(6)

14.1	The Company’s Code of Ethics(2)

14.2	The Adviser’s Code of Ethics(2)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*) Filed herewith.

(1)
Incorporated by reference to the Form 10 filed on September 17, 2021.
(2)
Incorporated by reference to Amendment No. 1 to the Form 10 filed on November 15, 2021.
(3)
Incorporated by reference to the annual report on Form 10-K filed on March 31, 2022.

(4)
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 7, 2022.
(5)
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 20, 2022.
(6)
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on September 13, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2023.

ONEX FALCON DIRECT LENDING BDC FUND

By:	/s/ Sandeep Alva
Name:	Sandeep Alva
Title:	Chief Executive Officer

By:	/s/ Edward U. Gilpin
Name:	Edward U. Gilpin
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Sandeep Alva Sandeep Alva	Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)	March 16, 2023

/s/ Edward U. Gilpin Edward U. Gilpin	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2023

/s/ Albert Siu Albert Siu	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 16, 2023

/s/ Kelly Marshall Kelly Marshall	Trustee	March 16, 2023

/s/ Henry van Dyke Henry van Dyke	Trustee	March 16, 2023