Form 10-Q
period 2023-03-31
Onex Falcon Direct Lending BDC Fund
filed 2023-05-11
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The issuer had 12,278,934 common shares, $0.001 par value per share, outstanding as of May 10, 2023.

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
•
the tax status of the enterprises in which we may invest; and
•
other risks, uncertainties, and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023, and in our other filings with the SEC that we make from time to time.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2023	December 31, 2022
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $533,412,766 and $510,803,850, respectively)	$526,177,088	$504,942,593
Cash and cash equivalents	27,042,779	6,395,756
Restricted cash	494,149	35,323
Interest and other receivables	6,114,305	10,168,492
Deferred financing costs (net of $1,206,380 and $928,463 in amortized expenses, respectively)	1,676,764	1,954,681
Prepaid expenses	125,298	175,075
Total Assets	561,630,383	523,671,920
Liabilities:
Credit facility (Note 5)	255,000,000	211,000,000
Management fee payable (Note 3)	1,646,178	1,629,663
Incentive fee payable (Note 3)	1,429,914	1,725,588
Administration fee payable (Note 3)	658,707	1,300,016
Interest payable	2,293,853	1,666,977
Accrued expenses and other liabilities	603,375	436,897
Total Liabilities	261,632,027	217,759,141
Commitments and Contingencies (Note 10)	—	—
Net Assets	$299,998,356	$305,912,779
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 12,260,748 and 12,455,723 shares issued and outstanding, respectively)	$12,261	$12,456
Additional paid-in capital	306,830,297	311,618,675
Accumulated distributable earnings (losses)	(6,844,202)	(5,718,352)
Net Assets	$299,998,356	$305,912,779
Net Asset Value Per Share	$24.47	$24.56

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$15,212,889	$6,009,083
Other income	346,240	—
Total Investment Income	15,559,129	6,009,083
Expenses:
Management fee	1,646,178	1,102,855
Incentive fee	2,329,914	—
Administration fee	278,000	148,000
Organizational and offering costs (Note 2)	—	31,698
Professional fees	336,487	288,125
Trustees’ fees	43,000	45,000
Interest and credit facility expense	4,404,196	598,745
Other general and administrative expense	221,329	284,148
Total Expenses	9,259,104	2,498,571
Incentive fee waiver	(900,000)	—
Net Expenses	8,359,104	2,498,571
Net Investment Income (Loss)	7,200,025	3,510,512
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	56,032	20,020
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled, non-affiliated investments	(1,374,421)	(562,028)
Net realized and unrealized gain (loss)	(1,318,389)	(542,008)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,881,636	$2,968,504
Net investment income (loss) per common share —Basic and Diluted	$0.59	$0.35
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$0.48	$0.29
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	12,300,303	10,083,146

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares
Three Months Ended March 31, 2023	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	12,455,723	$12,456	$311,618,675	$(5,718,352)	$305,912,779
Net investment income (loss)				7,200,025	7,200,025
Net realized gain (loss) on investments				56,032	56,032
Net change in unrealized appreciation (depreciation) on investments				(1,374,421)	(1,374,421)
Issuance of common shares	44,339	44	1,088,921		1,088,965
Redemption of common shares	(418,189)	(418)	(10,270,295)		(10,270,713)
Distributions to shareholders				(7,007,486)	(7,007,486)
Shares issued in connection with distribution reinvestment plan	178,875	179	4,392,996		4,393,175
Balance as of March 31, 2023	12,260,748	$12,261	$306,830,297	$(6,844,202)	$299,998,356

Three Months Ended March 31, 2022
Balance as of December 31, 2021	7,772,200	$7,772	$194,861,143	$(237,373)	$194,631,542
Net investment income (loss)				3,510,512	3,510,512
Net realized gain (loss) on investments				20,020	20,020
Net change in unrealized appreciation (depreciation) on investments				(562,028)	(562,028)
Issuance of common shares	2,514,909	2,515	62,970,803		62,973,318
Distributions to shareholders				(3,497,617)	(3,497,617)
Shares issued in connection with distribution reinvestment plan	—	—	—		—
Balance as of March 31, 2022	10,287,109	$10,287	$257,831,946	$(766,486)	$257,075,747

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,881,636	$2,968,504
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(56,032)	(20,020)
Net change in unrealized (appreciation) depreciation on investments	1,374,421	562,028
Net accretion of discount on investments	(633,295)	(670,762)
Amortization of deferred financing costs	277,917	—
Amortization of deferred offering costs	—	31,698
Payment-in-kind interest income	(340,667)	—
Purchases and drawdowns of investments	(24,846,991)	(114,746,073)
Sales and repayments of investments	3,268,069	4,152,204
(Increase) decrease in operating assets:
Interest and other receivables	4,054,187	(2,911,301)
Deferred offering costs	—	(110,940)
Prepaid expenses	49,777	52,903
Increase (decrease) in operating liabilities:
Management fee payable	16,515	341,222
Incentive fee payable	(295,674)	—
Administration fee payable	(641,309)	(1,075,968)
Interest payable	626,876	144,551
Payable for investments purchased	—	(14,893,750)
Accrued expenses and other liabilities	166,478	(80,550)
Net cash provided by (used in) operating activities	(11,098,092)	(126,256,254)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	1,088,965	62,973,318
Redemption of common shares	(10,270,713)	—
Distributions to shareholders	(2,614,311)	—
Borrowings on credit facility	44,000,000	110,000,000
Payments on credit facility	—	(103,000,000)
Net cash provided by (used in) financing activities	32,203,941	69,973,318
Net increase (decrease) in cash and cash equivalents	21,105,849	(56,282,936)
Cash and cash equivalents and restricted cash, beginning of period	6,431,079	85,376,644
Cash and cash equivalents and restricted cash, end of period	$27,536,928	$29,093,708

Supplemental and Non-Cash Information
Cash paid for interest	$3,499,403	$335,791
Reinvestments of distributions	$4,393,175	$—

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$27,042,779	$28,481,199
Restricted cash	494,149	612,509
Total cash and cash equivalents and restricted cash	$27,536,928	$29,093,708

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

March 31, 2023

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Crash Champions Intermediate, LLC	Initial Term Loan	1M SOFR + 7.00%	0.75%	11.81%	8/8/2022	8/1/2029	6,340,698	$6,223,824	$6,229,735	2.1%
Crash Champions Intermediate, LLC	2022 Term Loan	1M SOFR + 7.00%	0.75%	11.81%	8/8/2022	8/1/2029	10,000,000	9,617,564	9,825,000	3.3%
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	1M SOFR + 7.00%	0.75%	11.81%	8/8/2022	8/1/2029	2,706,395	2,656,668	2,659,033	0.9%
Crash Champions Intermediate, LLC	Revolving Credit Loan	PRIME + 5.25%	0.75%	13.25%	8/8/2022	8/1/2028	255,814	239,219	239,535	0.1%	(7) (8) (13)
Total Automotive								18,737,275	18,953,303	6.3%
Business Services
BCP V Everise Acquisition LLC	Initial Term Loan	3M SOFR + 6.25%	0.75%	11.14%	5/12/2022	5/3/2027	23,779,762	23,271,104	23,323,190	7.8%	(5) (12)
KeyData Associates Inc.	Closing Date Term Loan	3M CDOR + 7.00%	1.00%	12.03%	10/1/2021	7/16/2026	CAD 14,036,250	10,812,120	10,205,250	3.4%	(5) (10)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	11.55%	12/7/2022	12/7/2028	13,414,655	13,162,503	13,233,557	4.4%
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	11.55%	12/7/2022	12/8/2028	517,241	487,835	496,293	0.2%	(13)
Montana Buyer Inc.	Initial Term Loan	6M SOFR + 5.75%	0.75%	10.57%	7/22/2022	7/22/2029	21,645,750	21,245,181	21,215,000	7.1%
Montana Buyer Inc.	Revolving Loan	6M SOFR + 5.75%	0.75%	—	7/22/2022	7/22/2028	—	(43,342)	(48,755)	0.0%	(7) (8) (11) (13)
Total Business Services								68,935,401	68,424,535	22.8%
Chemicals, Plastics & Rubber
Atlas Intermediate III, L.L.C.	2022 Incremental Term Loan	3M LIBOR + 5.75%	1.00%	10.74%	3/1/2022	4/29/2025	6,512,000	6,423,784	6,251,520	2.1%	(5)
Total Chemicals, Plastics & Rubber								6,423,784	6,251,520	2.1%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 6.50%	0.50%	11.35%	3/18/2022	3/18/2027	13,987,742	13,756,246	13,987,742	4.7%	(5)
Steele Solutions, Inc.	Delayed Draw Term Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(12,864)	—	0.0%	(7) (8) (11) (13)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(30,675)	—	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,712,707	13,987,742	4.7%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.91%	12/29/2022	10/29/2028	25,000,000	24,405,837	24,490,000	8.2%
Hy Cite Enterprises, LLC	Term Loan	3M LIBOR + 8.00%	1.50%	13.03%	11/12/2021	11/12/2026	27,936,362	27,303,028	27,344,111	9.1%	(5)
Total Consumer Goods: Durable								51,708,865	51,834,111	17.3%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.04%	10/1/2021	6/30/2026	21,041,793	20,741,256	20,515,748	6.8%	(5)
Connect America.com, LLC	Incremental Term Facility	6M SOFR + 7.00%	1.00%	11.23%	4/6/2022	6/30/2026	1,243,331	1,214,053	1,212,247	0.4%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M LIBOR + 6.25%	0.75%	11.17%	11/16/2021	4/21/2027	14,437,500	14,429,231	12,752,644	4.3%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	11.17%	11/16/2021	4/21/2027	4,937,500	4,735,936	4,361,294	1.5%	(5) (12)
Total Consumer Goods: Non-durable								41,120,476	38,841,933	12.9%
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	12.07%	7/13/2022	3/1/2024	9,729,906	9,605,442	9,293,031	3.1%	(8) (9) (13)
Total Consumer Services								9,605,442	9,293,031	3.1%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	3M LIBOR + 7.00%	1.00%	11.76%	10/1/2021	8/26/2026	12,063,333	11,865,289	11,767,782	3.9%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Jackson Paper Manufacturing Company	Revolving Loan	3M LIBOR + 7.00%	1.00%	—	10/1/2021	8/26/2026	—	(20,832)	(32,667)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,844,457	11,735,115	3.9%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M LIBOR + 6.00%	1.00%	10.81%	2/4/2022	1/31/2027	22,488,306	22,187,546	21,431,356	7.1%
Amplity Parent, Inc.	Revolving Credit Facility	1M LIBOR + 6.00%	1.00%	10.81%	2/4/2022	1/31/2027	1,113,516	1,083,725	1,008,846	0.3%	(8) (13)
APT Opco, LLC	Senior Secured Term Loan	3M LIBOR + 6.25%	1.00%	11.64%	12/28/2021	12/28/2026	19,985,119	19,677,258	19,515,469	6.5%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M LIBOR + 6.25%	1.00%	11.80%	12/28/2021	12/28/2026	1,547,619	1,500,110	1,435,714	0.5%	(7) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +6.50%	0.75%	11.18%	11/7/2022	11/3/2029	14,510,946	14,169,084	14,242,494	4.7%
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2029	—	(53,804)	(42,583)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2028	—	(26,866)	(21,292)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	11.20%	6/30/2022	6/30/2027	24,875,000	24,436,066	24,743,163	8.2%
Spark DSO, LLC	First Lien Term Loan	1M LIBOR + 6.25%	1.00%	11.24%	2/9/2022	4/19/2026	16,400,645	16,284,149	16,207,118	5.4%
Spark DSO, LLC	Revolver	1M LIBOR + 6.25%	1.00%	11.32%	2/9/2022	4/19/2026	562,500	544,320	533,000	0.2%	(7) (8) (13)
Total Healthcare & Pharmaceuticals								99,801,588	99,053,285	33.0%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2022-1 Incremental Term Loan	1M SOFR + 5.50%	1.00%	10.31%	3/23/2022	7/15/2027	12,944,442	12,730,898	12,890,075	4.3%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Term Loan	1M SOFR + 6.00%	1.00%	10.81%	3/21/2023	7/15/2027	3,375,000	3,307,924	3,360,825	1.1%	(10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	3/21/2023	3/21/2025	—	(16,136)	(6,825)	0.0%	(10)
Bullhorn, Inc.	Amendment No. 1 Term Loan	3M LIBOR + 5.75%	1.00%	10.91%	11/10/2021	9/30/2026	14,829,597	14,796,020	14,664,989	4.9%	(5) (10)
GS AcquisitionCo, Inc.	Initial Term Loan	3M LIBOR + 5.75%	1.00%	10.80%	11/3/2021	5/25/2026	12,345,158	12,317,608	11,945,175	4.0%	(5) (8)
Medallia, Inc.	Initial Term Loan	1M LIBOR + 6.50%	0.75%	10.91% (50% PIK)	10/29/2021	10/29/2028	24,672,340	24,328,219	24,139,417	8.0%	(5) (9)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.25%	0.75%	10.99%	8/16/2022	8/16/2029	23,123,123	22,703,352	22,563,544	7.5%
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.25%	0.75%	—	8/16/2022	8/16/2028	—	(33,618)	(45,420)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								90,134,267	89,511,780	29.8%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 6.75%	0.75%	11.75%	3/8/2023	10/29/2028	19,943,182	19,348,659	19,344,886	6.4%	(15)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 6.75%	0.75%	—	3/8/2023	10/29/2028	—	(130,562)	(279,205)	-0.1%	(7) (8) (11) (13) (15)
Total Insurance								19,218,097	19,065,681	6.4%
Sovereign & Public Finance
IEC Corporation	Term Loan	3M LIBOR + 7.50%	1.00%	12.66%	12/17/2021	12/26/2026	26,247,069	25,726,102	25,748,375	8.6%	(5)
Pansophic Learning Ltd.	Senior Secured Term Loan	1M LIBOR + 7.25%	1.00%	11.92%	3/25/2022	3/25/2027	13,000,000	12,889,887	13,000,000	4.3%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	10.92%	12/27/2021	12/27/2026	15,261,364	15,058,107	15,261,364	5.1%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	12/27/2021	12/27/2026	—	(25,508)	—	0.0%	(7) (8) (11) (13)
Total Sovereign & Public Finance								53,648,588	54,009,739	18.0%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	3M LIBOR + 5.50%	1.00%	10.62%	2/1/2022	5/7/2027	21,246,422	20,925,446	20,889,482	7.0%	(5) (9)
Total Transportation: Cargo								20,925,446	20,889,482	7.0%
Wholesale
WSP Midco LLC	Initial Term Loan	1M LIBOR + 6.25%	1.00%	11.09%	10/1/2021	4/27/2027	18,714,832	18,429,788	17,404,794	5.8%	(5)
WSP Midco LLC	Delayed Draw Term Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2027	—	(3,126)	(238,102)	-0.1%	(7) (8) (11) (13)
WSP Midco LLC	Revolving Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2027	—	(12,434)	(59,526)	0.0%	(7) (8) (11) (13)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Total Wholesale								18,414,228	17,107,166	5.7%
Total Debt Investments								524,230,621	518,958,423	173.0%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,650,900	0.6%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	906,056	0.3%	(10)
Total Business Services								2,479,662	2,556,956	0.9%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	23,825	3,102,483	2,728,430	0.9%	(14)
Total Consumer Goods: Non-durable								3,102,483	2,728,430	0.9%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	286,829	0.1%
Total Sovereign & Public Finance								200,000	286,829	0.1%
Wholesale
Wholesale Supplies Plus Holdings, LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	1,646,450	0.5%	(6)
Total Wholesale								3,400,000	1,646,450	0.5%
Total Equity								9,182,145	7,218,665	2.4%
Total Non-controlled/Non-affiliated investments								$533,412,766	526,177,088	175.4%
Liabilities in Excess of Other Assets									(226,178,732)	-75.4%
Total Net Assets									$299,998,356	100.0%
(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted as Canadian dollar ("CAD").
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”) or Canadian Dollar Offered Rate (“CDOR” or “C”) or alternative base rate (commonly known as the U.S. Prime Rate (“Prime” or “P”), unless otherwise noted), which reset periodically based on the terms of the loan agreement. As of March 31, 2023, the 1-Month LIBOR or “1M LIBOR” was 4.86%, the 3-Month LIBOR or “3M LIBOR” was 5.19%, the 6-Month LIBOR or “6M LIBOR” was 5.31%, the 1-Month SOFR or “1M SOFR” was 4.80%, the 3-Month SOFR or “3M SOFR” was 4.91%, the 6-Month SOFR or “6M SOFR” was 4.90%, the 1-Month CDOR or "1M CDOR" was 4.95% and the Prime was 8.00%.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 7.5% of total assets as of March 31, 2023.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of March 31, 2023, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,113,516	$—	$1,113,516
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	Delayed Draw Term Loan	1,625,000	—	—	1,625,000
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	1,547,619	—	3,214,286
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Crash Champions Intermediate, LLC	Revolver	930,233	255,814	—	674,419
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	9,306,818	—	—	9,306,818
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	517,241	—	1,034,483
Montana Buyer Inc.	Revolver	2,450,000	—	—	2,450,000
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	—	—	4,545,455
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	562,500	—	1,937,500
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
Steele Solutions, Inc.	Delayed Draw Term Loan	3,225,806	—	1,612,903	1,612,903
WSP Midco LLC	Delayed Draw Term Loan	3,401,460	—	—	3,401,460
WSP Midco LLC	Revolver	850,365	—	—	850,365
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	—	15,234,375
		$70,974,177	$13,762,315	$1,612,903	$55,598,959
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See “Note 3. Related Party Transactions.”

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Crash Champions Intermediate, LLC	Initial Term Loan	1M SOFR + 7.00%	0.75%	11.32%	8/8/2022	8/1/2029	6,356,589	$6,233,650	$6,220,558	2.0%
Crash Champions Intermediate, LLC	2022 Term Loan	1M SOFR + 7.00%	0.75%	11.32%	11/11/2022	8/1/2029	10,000,000	9,603,648	9,786,000	3.2%
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	1M SOFR + 7.00%	0.75%	11.32%	8/8/2022	8/1/2029	2,713,178	2,660,848	2,655,116	0.9%
Crash Champions Intermediate, LLC	Revolving Credit Loan	PRIME + 5.25%	0.75%	—	8/8/2022	8/1/2029	—	(17,362)	(19,907)	0.0%	(7) (8) (11) (13)
Total Automotive								18,480,784	18,641,767	6.1%
Business Services
BCP V Everise Acquisition LLC	Initial Term Loan	3M SOFR + 6.25%	0.75%	10.83%	5/12/2022	5/3/2027	24,687,500	24,126,447	24,132,031	7.9%	(5)
KeyData Associates Inc.	Closing Date Term Loan	3M CDOR + 7.00%	1.00%	11.94%	10/1/2021	7/16/2026	CAD 14,036,250	10,826,798	10,200,462	3.3%	(5) (10)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	11.10%	12/7/2022	12/7/2028	13,448,276	13,182,843	13,179,310	4.3%
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	11.12%	12/7/2022	12/8/2028	724,138	693,457	693,103	0.2%	(9) (13)
Montana Buyer Inc.	Initial Term Loan	6M SOFR + 5.75%	0.75%	8.69%	7/22/2022	7/22/2029	21,700,000	21,278,109	21,266,000	7.0%
Montana Buyer Inc.	Revolving Loan	6M SOFR + 5.75%	0.75%	—	7/22/2022	7/22/2028	—	(45,355)	(49,000)	0.0%	(7) (8) (11) (13)
Total Business Services								70,062,299	69,421,906	22.7%
Chemicals, Plastics & Rubber
Atlas Intermediate III, L.L.C.	2022 Incremental Term Loan	3M LIBOR + 5.75%	1.00%	10.48%	3/1/2022	4/29/2025	6,528,444	6,429,265	6,299,949	2.1%	(5)
Total Chemicals, Plastics & Rubber								6,429,265	6,299,949	2.1%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 6.50%	0.50%	10.32%	3/18/2022	3/18/2027	14,023,065	13,775,204	13,917,892	4.5%	(5)
Steele Solutions, Inc.	Delayed Draw Term Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(13,693)	(12,097)	0.0%	(7) (8) (11) (13)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(32,583)	(14,516)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,728,928	13,891,279	4.5%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.66%	12/29/2022	10/29/2028	25,000,000	24,376,008	24,437,500	8.0%
Hy Cite Enterprises, LLC	Term Loan	3M LIBOR + 8.00%	1.50%	12.49%	11/12/2021	11/12/2026	28,772,673	28,072,712	28,090,761	9.2%	(5)
Total Consumer Goods: Durable								52,448,720	52,528,261	17.2%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.04%	10/1/2021	6/30/2026	21,091,913	20,763,795	20,511,886	6.7%	(5)
Connect America.com, LLC	Incremental Term Facility	6M SOFR + 7.00%	1.00%	11.23%	4/6/2022	6/30/2026	1,246,292	1,214,662	1,212,019	0.4%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M LIBOR + 6.25%	0.75%	10.42%	11/16/2021	4/21/2027	14,531,250	14,521,258	13,214,719	4.3%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	10.50%	11/16/2021	4/21/2027	4,968,750	4,756,000	4,518,581	1.5%	(5) (12)
Total Consumer Goods: Non-durable								41,255,715	39,457,205	12.9%
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	11.58%	7/13/2022	3/1/2024	9,754,320	9,592,303	9,694,347	3.2%	(8) (9) (13)
Total Consumer Services								9,592,303	9,694,347	3.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	3M LIBOR + 7.00%	1.00%	10.75%	10/1/2021	8/26/2026	12,126,667	11,911,102	11,725,274	3.8%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	3M LIBOR + 7.00%	1.00%	—	10/1/2021	8/26/2026	—	(22,341)	(44,133)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,888,761	11,681,141	3.8%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M LIBOR + 6.00%	1.00%	10.38%	2/4/2022	1/31/2027	22,545,238	22,218,926	21,844,081	7.1%
Amplity Parent, Inc.	Revolving Credit Facility	1M LIBOR + 6.00%	1.00%	10.39%	2/4/2022	1/31/2027	1,410,454	1,378,699	1,341,193	0.4%	(8) (9) 13)
APT Opco, LLC	Senior Secured Term Loan	3M LIBOR + 6.25%	1.00%	10.97%	12/28/2021	12/28/2026	20,035,714	19,703,269	19,390,564	6.3%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M LIBOR + 6.25%	1.00%	—	12/28/2021	12/28/2026	—	(37,996)	(153,333)	-0.1%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +6.50%	0.75%	10.64%	11/7/2022	11/3/2029	14,547,315	14,188,364	14,183,632	4.6%
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2029	—	(56,126)	(57,545)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2028	—	(28,049)	(28,772)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	11.20%	6/30/2022	6/30/2027	24,937,500	24,469,446	24,555,956	8.0%
Spark DSO, LLC	First Lien Term Loan	1M LIBOR + 6.25%	1.00%	9.99%	2/9/2022	4/19/2026	16,446,560	16,315,383	16,249,201	5.3%
Spark DSO, LLC	Revolver	1M LIBOR + 6.25%	1.00%	—	2/9/2022	4/19/2026	—	(19,656)	(30,000)	0.0%	(7) (8) (11) (13)
Total Healthcare & Pharmaceuticals								98,132,260	97,294,977	31.8%
High Tech Industries
Bullhorn, Inc.	Amendment No. 1 Term Loan	3M LIBOR + 5.75%	1.00%	10.48%	11/10/2021	9/30/2026	14,868,303	14,827,375	14,573,910	4.8%	(5) (10)
GS AcquisitionCo, Inc.	Initial Term Loan	3M LIBOR + 5.75%	1.00%	9.92%	11/3/2021	5/25/2026	12,376,985	12,346,485	11,897,996	3.9%	(5) (8) (9)
Medallia, Inc.	Initial Term Loan	1M LIBOR + 6.50%	0.75%	10.46% (50% PIK)	10/29/2021	10/29/2028	24,331,673	23,967,363	23,845,040	7.8%	(5) (9)
PDFTron US Acquisition Corp.	Initial Term Loan	1M SOFR + 5.50%	1.00%	9.82%	3/23/2022	7/15/2027	12,977,047	12,745,286	12,934,223	4.2%	(5) (10)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.25%	0.75%	10.58%	8/16/2022	8/16/2029	23,123,123	22,679,369	22,223,634	7.3%
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.25%	0.75%	—	8/16/2022	8/16/2028	—	(35,158)	(73,011)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								86,530,720	85,401,792	27.9%
Sovereign & Public Finance
IEC Corporation	Term Loan	3M LIBOR + 7.50%	1.00%	12.23%	12/17/2021	12/26/2026	26,317,069	25,765,089	25,593,350	8.4%	(5)
Pansophic Learning Ltd.	Senior Secured Term Loan	1M LIBOR + 7.25%	1.00%	11.42%	3/25/2022	3/25/2027	13,000,000	12,862,785	13,033,800	4.3%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	10.44%	12/27/2021	12/27/2026	15,300,000	15,079,411	15,130,170	4.9%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	12/27/2021	12/27/2026	—	(27,187)	(50,455)	0.0%	(7) (8) (11) (13)
Total Sovereign & Public Finance								53,680,098	53,706,865	17.6%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	3M LIBOR + 5.50%	1.00%	9.70%	2/1/2022	5/7/2027	21,300,404	20,963,123	20,953,208	6.8%	(5) (9)
Total Transportation: Cargo								20,963,123	20,953,208	6.8%
Wholesale
WSP Midco LLC	Initial Term Loan	1M LIBOR + 6.25%	1.00%	10.63%	10/1/2021	4/27/2027	18,762,453	18,455,841	17,636,705	5.8%	(5)
WSP Midco LLC	Delayed Draw Term Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2027	—	(13,925)	(204,088)	-0.1%	(7) (8) (11) (13)
WSP Midco LLC	Revolving Loan	1M LIBOR + 6.25%	1.00%	—	10/1/2021	4/27/2027	—	(13,187)	(51,021)	0.0%	(7) (8) (11) (13)
Total Wholesale								18,428,729	17,381,596	5.7%
Total Debt Investments								501,621,705	496,354,293	162.3%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,500,000	0.5%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	942,799	0.3%	(10)
Total Business Services								2,479,662	2,442,799	0.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	23,825	3,102,483	2,929,515	1.0%	(14)
Total Consumer Goods: Non-durable								3,102,483	2,929,515	1.0%
Sovereign & Public Finance

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	241,836	0.1%
Total Sovereign & Public Finance								200,000	241,836	0.1%
Wholesale
Wholesale Supplies Plus Holdings, LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	2,974,150	1.0%	(6)
Total Wholesale								3,400,000	2,974,150	1.0%
Total Equity								9,182,145	8,588,300	2.8%
Total Non-controlled/Non-affiliated investments								$510,803,850	504,942,593	165.1%	(15)
Liabilities in Excess of Other Assets									(199,029,814)	-65.1%
Total Net Assets									$305,912,779	100.0%
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
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as "valuation designee" in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Board. Although the Board designated the Adviser as "valuation designee," the Board ultimately is responsible for fair value determinations under the 1940 Act. (See Note 2 to the consolidated financial statements)
(5)
Security, or a portion thereof, is held through Onex Falcon Direct Lending BDC SPV LLC, a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the Société Générale debt facility.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 7.4% of total assets as of December 31, 2022.
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

Onex Falcon Direct Lending BDC Fund

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Onex Falcon Direct Lending BDC Fund (the “Company”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company is managed by Onex Falcon Investment Advisors, LLC, (the “Adviser”). The Adviser, subject to the overall supervision of the Board provides investment advisory services to the Company. The Adviser also provides administrative services necessary for the Company to operate.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. These unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended December 31, 2022, as filed with the SEC. The Company is considered an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies.

Certain comparative figures have been reclassified to conform to the current year’s presentation, specifically:

Income statement reclassifications:

•
“Deferred financing costs” were combined with “Interest and credit facility expense”; and
•
“Administration fee” was broken out from “Other general and administration expenses”.

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

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, OFDL SPV, OFDL Blocker and OFDL Holdings, in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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
•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. In each case, the Company’s independent third party valuation firm considers observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments; and
•
The Adviser then reviews the valuations and determines the fair value of each investment.

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

A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

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

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services, printing, consulting services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include legal expenses related to the preparation of the Company’s private placement memorandum in connection with the Company's offering of common shares. Offering costs are capitalized as deferred offering expenses and are amortized over twelve months from incurrence.

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

The Company may distribute taxable distributions that are payable in cash or shares at the election of each shareholder. Under certain applicable provisions of the Code and the U.S. Treasury regulations, distributions payable in cash or in common shares at the election of shareholders are treated as taxable distributions. As a result, a U.S. shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. shareholder sells the shares it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the Company’s shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, the Company may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in shares.

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

For the three months ended March 31, 2023 and 2022, the Company incurred administrative fees of $0.3 million and $0.1 million, respectively.

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

For the three months ended March 31, 2023 and 2022, management fees were $1.6 million and $1.1 million, respectively.

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

For the three months ended March 31, 2023 and 2022, incentive fees were $2.3 million and $0.0, respectively, of which the Adviser voluntarily waived $0.9 million for the three months ended March 31, 2023.

Revolving Loan Agreement

On September 8, 2022, the Company entered into an unsecured revolving loan agreement (the “Revolving Onex Loan”) with Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser (the “Onex Entity”), whereby the Onex Entity may advance amounts to the Company (each such amount, an “Onex Loan”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before the Onex Entity is obligated to make a loan to the Company. The Revolving Onex Loan is intended to provide the Company with the ability to fund investments, related costs and expenses, and general corporate purposes. Amounts drawn under an Onex Loan will bear interest at the secured overnight financing rate (“SOFR”) plus a spread of 2.60%.

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

The Company may or may not reimburse remaining expense support in the future. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of March 31, 2023. The following table summarizes the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through
December 31, 2021	$2,858,000	$1,459,766	$1,398,234	December 31, 2024

Shares held by Affiliated Accounts

As of March 31, 2023, certain entities affiliated with the Company held shares of the Company. Onex Falcon Investment Advisors, LLC held 67 shares, approximately 0.001% of the Company’s outstanding shares.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$524,230,621	$518,958,423	$501,621,705	$496,354,293
Equity	9,182,145	7,218,665	9,182,145	8,588,300
Total Investments	$533,412,766	$526,177,088	$510,803,850	$504,942,593

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2023 and December 31, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$18,953,303	3.6%	$18,641,767	3.7%
Business Services	70,981,491	13.5%	71,864,705	14.2%
Chemicals, Plastics & Rubber	6,251,520	1.2%	6,299,949	1.2%
Construction & Building	13,987,742	2.7%	13,891,279	2.8%
Consumer Goods: Durable	51,834,111	9.9%	52,528,261	10.4%
Consumer Goods: Non-durable	41,570,363	7.9%	42,386,720	8.4%
Consumer Services	9,293,031	1.8%	9,694,347	1.9%
Forest Products & Paper	11,735,115	2.2%	11,681,141	2.3%
Healthcare & Pharmaceuticals	99,053,285	18.8%	97,294,977	19.4%
High Tech Industries	89,511,780	16.9%	85,401,792	16.9%
Insurance	19,065,681	3.6%	—	—%
Sovereign & Public Finance	54,296,568	10.3%	53,948,701	10.7%
Transportation: Cargo	20,889,482	4.0%	20,953,208	4.1%
Wholesale	18,753,616	3.6%	20,355,746	4.0%
Total Investments	$526,177,088	100.0%	$504,942,593	100.0%

	March 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
United States	$515,065,782	97.9%	$493,799,332	97.8%
Canada	11,111,306	2.1%	11,143,261	2.2%
Total Investments	$526,177,088	100.0%	$504,942,593	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$40,437,128	$478,521,295	$518,958,423
Equity	—	—	7,218,665	7,218,665
Total Investments	$—	$40,437,128	$485,739,960	$526,177,088

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$17,733,300	$478,620,993	$496,354,293
Equity	—	—	8,588,300	8,588,300
Total Investments	$—	$17,733,300	$487,209,293	$504,942,593

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2023	$478,620,993	$8,588,300	$487,209,293
Purchases of investments	24,846,991	—	24,846,991
Proceeds from principal pre-payments and sales of investments	(2,235,331)	—	(2,235,331)
Payment-in-kind	340,667	—	340,667
Net accretion of discount on investments	584,139	—	584,139
Net change in unrealized appreciation (depreciation) on investments	455,984	(1,369,635)	(913,651)
Net realized gain (loss) on investments	39,883	—	39,883
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(24,132,031)	—	(24,132,031)
Balance as of March 31, 2023	$478,521,295	$7,218,665	$485,739,960
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$455,984	$(1,369,635)	$(913,651)

(1)
Transfers into Level 3, if any, are due to a decrease in the quantity and reliability of broker quotes obtained and transfers out of Level 3, if any, are due to an increase in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2022:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2022	$221,562,845	$4,585,750	$226,148,595
Purchases of investments (1)	114,698,455	—	114,698,455
Proceeds from principal pre-payments and sales of investments (1)	(4,058,453)	—	(4,058,453)
Net accretion of discount on investments	716,198	—	716,198
Net change in unrealized appreciation (depreciation) on investments	(461,316)	(54,014)	(515,330)
Net realized gain (loss) on investments	20,783	—	20,783
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of March 31, 2022	$332,478,512	$4,531,736	$337,010,248
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(461,316)	$(54,014)	$(515,330)

(1)
In connection with the preparation of the Company’s interim consolidated financial statements for the three months ended March 31, 2023, the reported subtotal amounts in the “Total” column for the three months ended March 31, 2022 were revised to correct the prior disclosures, as they were not properly summating to the correct subtotal.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of March 31, 2023 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$373,037,078	Discounted cash flow	Discount rate	7.1% - 13.3% (9.7%)	Decrease
	86,418,535	Yield analysis	Market yield	10.8% - 12.5% (12.0%)	Decrease
	19,065,682	Recent transactions	Transaction price	97.0 (97.0)	N/A
Equity	7,218,665	Enterprise value waterfall	EBITDA multiple	8.9x - 15.0x (12.7x)	Increase
	$485,739,960

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2022 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$280,648,742	Discounted cash flow	Discount rate	6.9% - 12.0% (9.5%)	Decrease
	145,565,023	Yield analysis	Market yield	10.2% - 12.3% (11.4%)	Decrease
	52,407,228	Recent transactions	Transaction price	97.5 - 98.0 (97.75)	N/A
Equity	7,088,300	Enterprise value waterfall	EBITDA multiple	13.5x - 16.2x (15.3x)	Increase
	1,500,000	Recent transactions	Transaction price	100.0 (100.0)	N/A
	$487,209,293

Note 5. Debt

On October 4, 2021, the OFDL SPV, as borrower, and the Company, solely in its capacities as equity holder and collateral manager, entered into a Loan and Servicing Agreement with Société Générale, as initial lender and agent, and certain financial institutions (the “Lenders”), and U.S. Bank National Association as collateral agent and collateral custodian (the “SPV Facility”), as amended on December 27, 2021, as further amended on March 31, 2022, July 14, 2022 and on April 4, 2023, pursuant to which the amount made available to OFDL SPV was increased from $100.0 million to $340.0 million. Borrowings under the SPV Facility will bear interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). OFDL SPV will also pay an unused commitment fee at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Revolver is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company also pays a fee of 0.20% per annum on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility terminates on October 2, 2026.

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

Further, as discussed in Note 3 above, on September 8, 2022, the Company entered into the Revolving Onex Loan with the Onex Entity.

Debt obligations consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SPV Facility	$340,000,000	$255,000,000	$340,000,000	$211,000,000
Revolving Onex Loan	80,000,000	—	80,000,000	—
	$420,000,000	$255,000,000	$420,000,000	$211,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three months ended March 31, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended March 31,
	2023	2022
Interest expense	$4,126,279	$480,342
Amortization of deferred financing costs	277,917	118,403
Total interest expense	$4,404,196	$598,745
Average debt outstanding	$220,901,099	$52,766,667
Weighted average interest rate	6.4%	2.7%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the three months ended March 31, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
	44,339	$1,088,965

The following table summarizes the total shares issued and proceeds received during the three months ended March 31, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
	2,514,909	$62,973,318

Distributions

The Company may fund its cash distributions to shareholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its taxable earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities.

With respect to distributions, the Company has adopted an “opt out” distribution reinvestment plan (“DRP”) for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRP will have their distributions automatically reinvested in additional common shares rather than receiving cash distributions. Shareholders who receive distributions in the form of common shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
			$0.58	$7,007,486	178,875

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
			$0.34	$3,497,617	—

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net increase in net assets resulting from operations	$5,881,636	$2,968,504
Weighted average common shares outstanding—basic and diluted	12,300,303	10,083,146
Net increase in net assets resulting from operations per common share—basic and diluted	$0.48	$0.29

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

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of March 31, 2023, there was deferred tax assets of $0.4 million, offset by valuation allowances of $0.4 million, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Per share data:
Net asset value, beginning of period	$24.56	$25.04
Results of operations:
Net investment income (loss) (1)	0.59	0.35
Net realized and unrealized gain (loss) (6)	(0.10)	(0.06)
Net increase (decrease) in net assets resulting from operations (1)	0.49	0.29
Shareholder distributions: (2)
Distributions from net investment income	(0.58)	(0.34)
Net decrease in net assets resulting from shareholder distributions	(0.58)	(0.34)
Net asset value, end of period	$24.47	$24.99
Shares outstanding, end of period	12,260,748	10,287,109
Total return based on net asset value (3)	1.99%	1.16%
Ratio/Supplemental Data:
Net assets, end of period	$299,998,356	$257,075,747
Ratio of net investment income (loss) to average net assets (4)	11.03%	6.35%
Ratio of total expenses to average net assets (4)	10.00%	4.44%
Ratio of net expenses to average net assets (4)	9.70%	4.44%
Average debt outstanding	$220,901,099	$52,766,667
Portfolio turnover	1%	1%
Total amount of senior securities outstanding	$255,000,000	$124,000,000
Asset coverage per unit (5)	$2,176	$3,073

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2023, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company's conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2023	December 31, 2022
Unfunded delayed draw term loan commitments	$41,242,087	$31,857,888
Unfunded revolver obligations	14,356,872	14,671,351
	$55,598,959	$46,529,239

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

On April 3, 2023, the Company issued, in connection with its private placement of its common shares, 18,186 common shares for an aggregate amount of $0.4 million.

On May 5, 2023, the Company terminated the Revolving Onex Loan and entered into an unsecured revolving loan agreement with Onex Credit Finance II Corporation (“OCF II”) (the “Revolving OCF II Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OCF II may advance amounts to the Company (each such amount, an “Onex Loan II”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan II of the day falling two years after the funding of such Onex Loan II. The Company is required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to the Company. The Revolving OCF II Loan is intended to provide the Company with the ability to fund investments, related costs and expenses, and general corporate purposes. Amounts drawn under an Onex Loan II will bear interest at SOFR plus a spread of 2.60%.

On May 11, 2023, the Adviser agreed to permanently waive a portion of the base management fee payable by the Company under the Investment Advisory Agreement pursuant to a fee waiver letter (the “Fee Waiver Letter”). Pursuant to the Fee Waiver Letter, beginning on July 1, 2023, the Adviser has agreed to waive the base management fee in excess of 1.25% of the Company’s net assets as of the end of the most recently completed calendar quarter; provided that the base management fee shall not be greater than 1.25% of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

Also on May 11, 2023, the Board declared a quarterly dividend of $0.60 per share for the Company’s shareholders of record as of May 16, 2023, payable on June 22, 2023.

Also on May 11, 2023, the Board appointed Zachary Drozd, born in 1985, as Deputy General Counsel of the Company, effective May 11, 2023.

Zachary Drozd is Deputy General Counsel and Chief Compliance Officer of Onex Credit Partners, LLC (“Onex Credit”) and Chief Compliance Officer of the Company. Prior to joining Onex Credit, Mr. Drozd practiced corporate law at Proskauer Rose LLP, with an emphasis on the representation of private investment fund sponsors. Mr. Drozd holds a J.D. from Columbia Law School and a Bachelor of Arts degree from Rutgers College.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in this Quarterly Report. This discussion includes forward-looking statements that involve numerous risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 1 of this Quarterly Report. Actual results could differ materially from those implied or expressed in any forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Onex Falcon Direct Lending BDC Fund.

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of March 31, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 7.5% and 7.4%, respectively.

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

We are externally managed by the Adviser, a subsidiary of Onex Corporation, as investment adviser. The Adviser also serves as our administrator and provides administrative services necessary for us to operate.

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

We primarily generate revenue in the form of interest income from our investments in debt investments that consist primarily of senior and junior secured loans. Our debt investments are spread across multiple industries and geographic locations and, as such, we are broadly exposed to market conditions and business environments. As a result, although our investments are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector or issuer. Our debt investments typically have a term of five to 10 years, but the expected average life of such securities is generally between three and five years. The loans in which we invest will generally bear interest at a floating rate usually determined on the basis of a benchmark, such as LIBOR, SOFR, or an alternate base rate. In addition, some of our investments may provide for PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. To a lesser extent, we may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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
•
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses, such as our allocable portion of compensation, overhead and other expenses incurred by the Administrator in performing its administrative obligations;
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

Portfolio and Investment Activity

As of March 31, 2023 we had investments in 29 portfolio companies with an aggregate fair value of $526.2 million. As of March 31, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 7.5% and 7.4%, respectively.

Our investment activity for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Investments made in portfolio companies	$24,846,991	$114,746,073
Investments sold	—	—
Investments repayments	(3,268,069)	(4,152,204)
Net investment activity	$21,578,922	$110,593,869
Portfolio companies at beginning of year or period	28	14
Number of investments in new portfolio companies	1	7
Number of exited portfolio companies	—	—
Portfolio companies at end of year or period	29	21
Percentage of investment commitments at floating rates	100.0%	100.0%
Percentage of investment commitments at fixed rates	—	—
Weighted average contractual interest rate of investments based on par	11.43%	7.30%

The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Hy Cite Enterprises, LLC	5.2%	Healthcare & Pharmaceuticals	18.8%
IEC Corporation	4.9%	High Tech Industries	17.0%
MMS Bidco LLC	4.7%	Business Services	13.5%
BCDI Meteor Acquisition, LLC	4.7%	Sovereign & Public Finance	10.3%
Connect America.com, LLC	4.6%	Consumer Goods: Durable	9.9%
Medallia, Inc.	4.6%	Consumer Goods: Non-durable	7.9%
BCP V Everise Acquisition LLC	4.4%	Transportation: Cargo	4.0%
SailPoint Technologies Holdings Inc.	4.3%	Insurance	3.6%
Amplity Parent, Inc.	4.3%	Wholesale	3.6%
APT Opco, LLC	4.0%	Automotive	3.6%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Hy Cite Enterprises, LLC	5.6%	Healthcare & Pharmaceuticals	19.3%
IEC Corporation	5.1%	High Tech Industries	16.9%
Connect America.com, LLC	4.9%	Business Services	14.2%
MMS Bidco LLC	4.9%	Sovereign & Public Finance	10.7%
BCDI Meteor Acquisition, LLC	4.8%	Consumer Goods: Durable	10.4%
BCP V Everise Acquisition LLC	4.8%	Consumer Goods: Non-durable	8.4%
Medallia, Inc.	4.7%	Transportation: Cargo	4.1%
Amplity Parent, Inc.	4.6%	Wholesale	4.0%
SailPoint Technologies Holdings, Inc.	4.4%	Automotive	3.7%
Montana Buyer Inc. (ApexAnalytix)	4.2%	Construction & Building	2.8%

The industry composition of our portfolio at fair value at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Automotive	3.6%	3.7%
Business Services	13.5%	14.2%
Chemicals, Plastics & Rubber	1.2%	1.2%
Construction & Building	2.7%	2.8%
Consumer Goods: Durable	9.9%	10.4%
Consumer Goods: Non-durable	7.9%	8.4%
Consumer Services	1.8%	1.9%
Forest Products & Paper	2.2%	2.3%
Healthcare & Pharmaceuticals	18.8%	19.4%
High Tech Industries	16.9%	16.9%
Insurance	3.6%	—%
Sovereign & Public Finance	10.3%	10.7%
Transportation: Cargo	4.0%	4.1%
Wholesale	3.6%	4.0%
Total Investments	100.0%	100.0%

As of March 31, 2023 and December 31, 2022, our investments consisted of the following:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$524,230,621	$518,958,423	$501,621,705	$496,354,293
Equity	9,182,145	7,218,665	9,182,145	8,588,300
Total Investments	$533,412,766	$526,177,088	$510,803,850	$504,942,593

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$526,177,088	100.0%	$504,942,593	100.0%
Non-accrual	—	0.0%	—	0.0%
Total Investments	$526,177,088	100.0%	$504,942,593	100.0%

Results of Operations

Our operating results for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Total investment income	$15,559,129	$6,009,083
Net expenses	8,359,104	2,498,571
Net investment income	7,200,025	3,510,512
Net realized and unrealized gain (loss)	(1,318,389)	(542,008)
Net increase in net assets resulting from operations	$5,881,636	$2,968,504
Net investment income per common share—basic and diluted	$0.59	$0.35
Net increase in net assets resulting from operations per common share—basic and diluted	$0.48	$0.29

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

Investment income for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Interest income	$15,212,889	$6,009,083
Other income	346,240	—
Total investment income	$15,559,129	$6,009,083
Weighted average contractual interest rate on performing interest bearing investments	11.43%	7.30%
Weighted average contractual interest rate on all interest bearing investments	11.43%	7.30%

For the three months ended March 31, 2023 and 2022, we have generated interest income of $15.2 million and $6.0 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income increased primarily as a result of the increase in the size of our portfolio and increase in the weighted average yield of our portfolio. The size of our portfolio and weighted average yield of our portfolio at par for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Average size of portfolio (in millions)	$14.1	$16.8
Weighted average contractual interest rate of investments based on par	11.43%	7.30%

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

Expenses

Expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Management fee	$1,646,178	$1,102,855
Incentive fee	2,329,914	—
Administration fee	278,000	148,000
Organizational and offering costs	—	31,698
Professional fees	336,487	288,125
Trustees’ fees	43,000	45,000
Interest and credit facility expense	4,404,196	598,745
Other general and administrative expense	221,329	284,148
Total Expenses	9,259,104	2,498,571
Incentive fee waiver	(900,000)	—
Net Expenses	$8,359,104	$2,498,571

Total expenses were $9.3 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15% of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0% of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Interest expense under the SPV Facility is based on the average debt outstanding.

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

For the three months ended March 31, 2023, the Adviser voluntarily waived incentive fees totaling $0.9 million.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $3.3 million and $4.2 million during the three months ended March 31, 2023 and 2022, from which we realized net gains totaling $56,032 and $20,020, respectively. We recognized gains on partial principal repayments we received at par value. For the three months ended March 31, 2023 and 2022, the net change in unrealized appreciation (depreciation) on investments totaled $(1.4) million and $(0.6) million, respectively, which was primarily due to fair market value depreciation and the impact of currency translation.

The net realized gains (losses) from the sales, repayments or exits of investments for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
Sales, repayments or exits of investments	$3,268,069	$4,152,204
Net realized gains (losses) on investments:
Gross realized gains	57,035	20,020
Gross realized losses	(1,003)	—
Net realized gains (losses) on investments	$56,032	$20,020

Net Unrealized Gains or Losses

We value our portfolio investments quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statements of operations. Net unrealized gains or losses on investments for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
Unrealized appreciation	$2,125,233	$359,566
Unrealized depreciation	(3,499,654)	(921,594)
Net unrealized gain (loss) on investments	$(1,374,421)	$(562,028)

For the three months ended March 31, 2023, the net unrealized loss on investments was primarily driven by a decrease in the fair value of one equity investment. For the three months ended March 31, 2022, the net unrealized losses on investments were primarily driven by volatility in part by rising rates and inflation, partially offset by continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity.

The change in unrealized appreciation or depreciation on investments for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
Portfolio Company	2023	2022
Ameritex Pipe & Products, LLC	$—	$(59,500)
Amplity Parent, Inc.	(418,718)	(22,220)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	32,452	(717)
APT Opco, LLC	201,857	(71,217)
Atlas Intermediate III, L.L.C.	(42,948)	(3,450)
BCDI Meteor Acquisition, LLC	22,671	—
BCP V Everise Acquisition LLC	46,502	—
Bullhorn, Inc.	122,433	(4,757)
Celerion Buyer, Inc.	97,079	—
Connect America.com, LLC	(173,846)	(76,527)
Crash Champions Intermediate, LLC	55,046	—
Foundation Risk Partners, Corp.	(152,415)	—
GS AcquisitionCo, Inc.	76,056	(4,141)
Hy Cite Enterprises, LLC	23,035	(4,626)
IEC Corporation	194,012	(34,399)
Jackson Paper Manufacturing Company	98,278	(16,309)
KeyData Associates Inc.	(17,277)	359,566
Keystone Purchaser, LLC	(26,049)	(8,171)
Medallia, Inc.	(66,478)	(20,978)
Milestone Technologies, Inc.	234,299	—
MMS Bidco LLC	220,586	—
Montana Buyer Inc.	(19,840)	—
Pansophic Learning Ltd.	(60,902)	(1,587)
S4T Holdings Corp.	246,267	(18,496)
SailPoint Technologies Holdings Inc.	341,976	—
Schumacher Electric Corporation	—	(20,890)
Spark DSO, LLC	(11,825)	(58,363)
Steele Solutions, Inc.	112,684	(34,124)
Wellful Inc.	(507,272)	(46,699)
WSP Midco LLC	(1,587,628)	(414,423)
Zips Car Wash, LLC	(414,456)	—
Net unrealized gain (loss) on investments	$(1,374,421)	$(562,028)

During the three months ended March 31, 2023 and 2022, we recognized net unrealized gains (loss) on foreign currency of $32.7 thousand and $0.1 million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2023 and 2022, the net increase in net assets resulting from operations was $5.9 million and $3.0 million or $0.48 and $0.29 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of March 31, 2023, our asset coverage ratio was 217.6%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of March 31, 2023 we had $27.0 million in cash and cash equivalents on hand, plus $85.0 million and $80.0 million available to us under our borrowing facilities with Société Générale and Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. On May 5, 2023, the Company terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan, with substantially the same terms as the existing Revolving Onex Loan. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the three months ended March 31, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
	44,339	$1,088,965

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the three months ended March 31, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
	2,514,909	$62,973,318

In the first quarter of 2023, we began offering, and on a quarterly basis, intend to continue offering, to repurchase common shares on such terms as may be determined by the Board in its discretion. The Board has complete discretion to determine whether we will engage in any share repurchase, and if so, the terms of such repurchase. At the discretion of the Board, we may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.

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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
			$0.58	$7,007,486	178,875

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
			$0.34	$3,497,617	—

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, our asset coverage ratio was 217.6% and 245.0%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of March 31, 2023:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$255,000,000	$—	$—	$255,000,000	$—
Revolving Onex Loan	—	—	—	—	—
Total	$255,000,000	$—	$—	$255,000,000	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2022:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$211,000,000	$—	$—	$211,000,000	$—
Revolving Onex Loan	—	—	—	—	—
Total	$211,000,000	$—	$—	$211,000,000	$—

The weighted average interest rate on the aggregate principal amount outstanding was 6.4% and 5.2% as of March 31, 2023 and December 31, 2022, respectively.

The ratio of total principal amount of debt outstanding to shareholders' equity as of March 31, 2023 was 0.85:1.00 compared to 0.69:1.00 as of December 31, 2022.

SPV Facility

We and our consolidated subsidiary, OFDL SPV, are party to the “SPV Facility” with Société Générale, as initial lender and agent, and certain financial institutions that allows OFDL SPV to borrow up to $340.0 million. Borrowings under the SPV Facility will bear interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). OFDL SPV will also pay an unused commitment fee on the unused commitment amount at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company also pays a fee of 0.20% per annum on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility is secured by a lien on assets held by the OFDL SPV and on any payments received by OFDL SPV in respect of those assets. The SPV Facility terminates on October 2, 2026.

Revolving Onex Loan

We entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity may advance an Onex Loan to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. We are required to meet certain criteria, including a leverage ratio threshold, before the Onex Entity is obligated to make a loan to us. The Revolving Onex Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under an Onex Loan will bear interest at SOFR plus a spread of 2.60%.

Related Party Transactions

We have entered into certain contracts with affiliated or related parties. In particular, we entered into (1) an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we pay our Adviser an annual base management fee based on our total assets, excluding cash and cash equivalents, and incentive fees based on our performance and (2) an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” for a description of our obligations under these agreements. We also entered into an Expense Support Agreement with the Adviser, whereby the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser if certain conditions are met. We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. We also entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity may advance amounts to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. We are required to meet certain criteria, including a leverage ratio threshold, before the Onex Entity is obligated to make a loan to us. The Revolving Onex Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under the Onex Loan will bear interest at SOFR plus a spread of 2.60%.

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

As of March 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2023	December 31, 2022
Unfunded delayed draw term loan commitments	$41,242,087	$31,857,888
Unfunded revolver obligations	14,356,872	14,671,351
	$55,598,959	$46,529,239

Recent Developments

On April 3, 2023, we issued, in connection with our private placement of our common shares, 18,186 common shares for an aggregate amount of $0.4 million.

On May 5, 2023, the Company terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan with OCF II, whereby OCF II may advance an Onex Loan II to us with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan II of the day falling two years after the funding of such Onex Loan II. The Company is required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to the Company. The Revolving OCF II Loan is intended to provide the Company with the ability to fund investments, related costs and expenses, and general corporate purposes. Amounts drawn under an Onex Loan II will bear interest at SOFR plus a spread of 2.60%.

On May 11, 2023, the Adviser agreed to permanently waive a portion of the base management fee payable by the Company under the Investment Advisory Agreement pursuant to a fee waiver letter (the “Fee Waiver Letter”). Pursuant to the Fee Waiver Letter, beginning on July 1, 2023, the Adviser has agreed to waive the base management fee in excess of 1.25% of the Company’s net assets as of the end of the most recently completed calendar quarter; provided that the base management fee shall not be greater than 1.25% of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

Also on May 11, 2023, the Board declared a quarterly dividend of $0.60 per share for the Company’s shareholders of record as of May 16, 2023, payable on June 22, 2023.

Also on May 11, 2023, the Board appointed Zachary Drozd, born in 1985, as Deputy General Counsel of the Company, effective May 11, 2023.

Zachary Drozd is Deputy General Counsel and Chief Compliance Officer of Onex Credit Partners, LLC (“Onex Credit”) and Chief Compliance Officer of the Company. Prior to joining Onex Credit, Mr. Drozd practiced corporate law at Proskauer Rose LLP, with an emphasis on the representation of private investment fund sponsors. Mr. Drozd holds a J.D. from Columbia Law School and a Bachelor of Arts degree from Rutgers College.

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

•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. In each case, our independent third party valuation firm considers observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments; and
•
The Adviser then reviews the valuations and determines the fair value of each investment.

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

Uncertainty with respect to the economic effects of rising interest rates in response to inflation, certain failures of financial institutions, the war in Russia and Ukraine and the ongoing COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—Risks Related to Our Business and Structure—General economic conditions could adversely affect the performance of our investments,” “Risk Factors—Risks Related to Our Business and Structure—The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations” and “Risk Factors—Risks Related to Our Business and Structure—The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies” in our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2023 and December 31, 2022, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to LIBOR or SOFR or CDOR or PRIME, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2023 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$15,293,290	$7,650,000	$7,643,290
Up 200 Basis Points	10,195,527	5,100,000	5,095,527
Up 100 Basis Points	5,097,763	2,550,000	2,547,763
Down 100 Basis Points	(5,297,195)	(2,550,000)	(2,747,195)
Down 200 Basis Points	(10,594,390)	(5,100,000)	(5,494,390)
Down 300 Basis points	(15,891,586)	(7,650,000)	(8,241,586)

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with the SEC on January 24, 2023 for information about unregistered sales of our equity securities during the quarter. Such issuances were part of a private offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

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

10.1

Amendment No. 4 to Loan and Servicing Agreement, dated as of October 4, 2021, by and among, Onex Falcon Direct Lending BDC SPV, LLC, as Borrower, Onex Falcon Direct Lending BDC Fund, as equity holder and collateral manager, Société Générale, as agent and lender and U.S. Bank National Association as collateral agent and collateral custodian.*

10.2	Revolving Loan Agreement, dated May 5, 2023, by and between Onex Falcon Direct Lending BDC Fund and Onex Credit Finance II Corporation *

10.3	Fee Waiver Letter to Investment Advisory Agreement, dated May 11, 2023 *

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ONEX FALCON DIRECT LENDING BDC FUND

May 11, 2023	By:	/s/ Sandeep Alva
	Name:	Sandeep Alva
	Title:	Chief Executive Officer

May 11, 2023	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer and Treasurer