Form 10-Q
period 2023-06-30
Onex Falcon Direct Lending BDC Fund
filed 2023-08-09
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The issuer had 12,540,025 common shares, $0.001 par value per share, outstanding as of August 8, 2023.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2023	December 31, 2022
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $528,214,251 and $510,803,850, respectively)	$521,495,041	$504,942,593
Cash and cash equivalents	23,562,260	6,395,756
Restricted cash	2,003,680	35,323
Interest and other receivables	7,504,109	10,168,492
Deferred financing costs (net of $1,484,297 and $928,463 in amortized expenses, respectively)	1,398,848	1,954,681
Prepaid expenses	59,191	175,075
Total Assets	556,023,129	523,671,920
Liabilities:
Credit facility (Note 5)	255,000,000	211,000,000
Management fee payable (Note 3)	1,653,136	1,629,663
Incentive fee payable (Note 3)	1,531,309	1,725,588
Administration fee payable (Note 3)	711,940	1,300,016
Interest payable	3,301,747	1,666,977
Accrued expenses and other liabilities	789,747	436,897
Total Liabilities	262,987,879	217,759,141
Commitments and Contingencies (Note 10)	—	—
Net Assets	$293,035,250	$305,912,779
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 11,909,184 and 12,455,723 shares issued and outstanding, respectively)	$11,910	$12,456
Additional paid-in capital	298,227,872	311,618,675
Accumulated distributable earnings (losses)	(5,204,532)	(5,718,352)
Net Assets	$293,035,250	$305,912,779
Net Asset Value Per Share	$24.61	$24.56

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$16,525,582	$7,690,454	$31,738,471	$13,699,537
Other income	386,583	33,664	732,823	33,664
Total Investment Income	16,912,165	7,724,118	32,471,294	13,733,201
Expenses:
Management fee	1,653,136	1,256,223	3,299,314	2,359,078
Incentive fee	1,531,309	—	3,861,223	—
Administration fee	278,000	323,125	556,000	471,125
Organizational and offering costs (Note 2)	—	31,698	—	63,396
Professional fees	422,051	225,475	758,538	513,600
Trustees’ fees	46,167	43,000	89,167	88,000
Interest and credit facility expense	5,150,523	1,018,762	9,554,719	1,617,507
Other general and administrative expense	228,322	196,881	449,651	481,029
Total Expenses	9,309,508	3,095,164	18,568,612	5,593,735
Incentive fee waiver	—	—	(900,000)	—
Net Expenses	9,309,508	3,095,164	17,668,612	5,593,735
Net Investment Income (Loss)	7,602,657	4,628,954	14,802,682	8,139,466
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	558,291	211,739	614,323	231,759
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	516,468	(3,968,683)	(857,953)	(4,530,711)
Net realized and unrealized gain (loss)	1,074,759	(3,756,944)	(243,630)	(4,298,952)
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,677,416	$872,010	$14,559,052	$3,840,514
Net investment income (loss) per common share —Basic and Diluted	$0.63	$0.41	$1.22	$0.77
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$0.72	$0.08	$1.20	$0.36
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	11,997,347	11,189,171	12,147,378	10,636,159

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares
Three Months Ended June 30, 2023	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of March 31, 2023	12,260,748	$12,261	$306,830,297	$(6,844,202)	$299,998,356
Net investment income (loss)				7,602,657	7,602,657
Net realized gain (loss) on investments				558,291	558,291
Net change in unrealized appreciation (depreciation) on investments				516,468	516,468
Issuance of common shares	18,186	18	444,982		445,000
Redemption of common shares	(549,357)	(549)	(13,442,216)		(13,442,765)
Distributions to shareholders				(7,037,746)	(7,037,746)
Shares issued in connection with distribution reinvestment plan	179,607	180	4,394,809		4,394,989
Balance as of June 30, 2023	11,909,184	$11,910	$298,227,872	$(5,204,532)	$293,035,250

	Common Shares
Three Months Ended June 30, 2022	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of March 31, 2022	10,287,109	$10,287	$257,831,946	$(766,486)	$257,075,747
Net investment income (loss)				4,628,954	4,628,954
Net realized gain (loss) on investments				211,739	211,739
Net change in unrealized appreciation (depreciation) on investments				(3,968,683)	(3,968,683)
Issuance of common shares	864,352	864	21,599,304		21,600,168
Distributions to shareholders				(4,380,471)	(4,380,471)
Shares issued in connection with distribution reinvestment plan	191,613	192	4,792,250		4,792,442
Balance as of June 30, 2022	11,343,074	$11,343	$284,223,500	$(4,274,947)	$279,959,896

	Common Shares
Six Months Ended June 30, 2023	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	12,455,723	$12,456	$311,618,675	$(5,718,352)	$305,912,779
Net investment income (loss)				14,802,682	14,802,682
Net realized gain (loss) on investments				614,323	614,323
Net change in unrealized appreciation (depreciation) on investments				(857,953)	(857,953)
Issuance of common shares	62,525	62	1,533,903		1,533,965
Redemption of common shares	(967,546)	(967)	(23,712,511)		(23,713,478)
Distributions to shareholders				(14,045,232)	(14,045,232)
Shares issued in connection with dividend reinvestment plan	358,482	359	8,787,805		8,788,164
Balance as of June 30, 2023	11,909,184	$11,910	$298,227,872	$(5,204,532)	$293,035,250

	Common Shares
Six Months Ended June 30, 2022	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2021	7,772,200	$7,772	$194,861,143	$(237,373)	$194,631,542
Net investment income (loss)				8,139,466	8,139,466
Net realized gain (loss) on investments				231,759	231,759
Net change in unrealized appreciation (depreciation) on investments				(4,530,711)	(4,530,711)
Issuance of common shares	3,379,261	3,379	84,570,107		84,573,486
Distributions to shareholders				(7,878,088)	(7,878,088)
Shares issued in connection with distribution reinvestment plan	191,613	192	4,792,250		4,792,442
Balance as of June 30, 2022	11,343,074	$11,343	$284,223,500	$(4,274,947)	$279,959,896

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$14,559,052	$3,840,514
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(614,323)	(231,759)
Net change in unrealized (appreciation) depreciation on investments	857,953	4,530,711
Net accretion of discount on investments	(1,151,605)	(1,384,074)
Amortization of deferred financing costs	555,833	(215,386)
Payment-in-kind interest income	(712,165)	—
Purchases and drawdowns of investments	(49,709,709)	(185,022,599)
Sales and repayments of investments	34,777,401	27,020,712
(Increase) decrease in operating assets:
Interest and other receivables	2,664,383	(3,807,365)
Deferred offering costs	—	63,395
Prepaid expenses	115,884	105,806
Increase (decrease) in operating liabilities:
Management fee payable	23,473	494,590
Incentive fee payable	(194,279)	—
Administration fee payable	(588,076)	(1,082,041)
Interest payable	1,634,770	385,707
Payable for investments purchased	—	(14,893,750)
Accrued expenses and other liabilities	352,850	(80,550)
Net cash provided by (used in) operating activities	2,571,442	(170,276,089)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	1,533,965	89,365,928
Redemption of common shares	(23,713,478)	—
Distributions to shareholders	(5,257,068)	(7,878,088)
Borrowings on credit facility	44,000,000	191,000,000
Payments on credit facility	—	(152,000,000)
Net cash provided by (used in) financing activities	16,563,419	120,487,840
Net increase (decrease) in cash and cash equivalents	19,134,861	(49,788,249)
Cash and cash equivalents and restricted cash, beginning of period	6,431,079	85,376,644
Cash and cash equivalents and restricted cash, end of period	$25,565,940	$35,588,395

Supplemental and Non-Cash Information
Cash paid for interest	$7,364,116	$973,358
Reinvestments of distributions	$8,788,164	$4,792,442

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$23,562,260	$34,190,148
Restricted cash	2,003,680	1,398,247
Total cash and cash equivalents and restricted cash	$25,565,940	$35,588,395

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

June 30, 2023

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Crash Champions Intermediate, LLC	Initial Term Loan	1M SOFR + 7.00%	0.75%	12.10%	8/8/2022	8/1/2029	6,324,806	$6,211,281	$6,236,891	2.1%	(5)
Crash Champions Intermediate, LLC	2022 Term Loan	1M SOFR + 7.00%	0.75%	12.10%	8/8/2022	8/1/2029	9,975,000	9,603,384	9,836,348	3.4%	(5)
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	1M SOFR + 7.00%	0.75%	12.10%	8/8/2022	8/1/2029	2,699,612	2,651,310	2,662,088	0.9%	(5)
Crash Champions Intermediate, LLC	Revolving Credit Loan	PRIME + 5.25%	0.75%	—	8/8/2022	8/1/2028	—	(15,820)	(12,930)	0.0%	(7) (8) (11) (13)
Total Automotive								18,450,155	18,722,397	6.4%
Beverage, Food & Tobacco
Project Cloud Holdings, LLC	Term Loan	3M SOFR + 6.50%	1.00%	11.70%	6/5/2023	3/31/2029	15,063,559	14,622,721	14,611,653	5.0%	(5)
Project Cloud Holdings, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	—	6/5/2023	9/27/2023	—	(22,029)	(45,763)	0.0%	(7) (8) (11) (13)
Project Cloud Holdings, LLC	Revolving Loan	3M SOFR + 6.50%	1.00%	11.72%	6/5/2023	3/31/2028	1,006,780	971,545	970,169	0.3%	(7) (8) (13)
Total Beverage, Food & Tobacco								15,572,237	15,536,059	5.3%
Business Services
BCP V Everise Acquisition LLC	Initial Term Loan	3M SOFR + 6.25%	0.75%	11.49%	5/12/2022	5/3/2027	23,467,262	22,991,239	23,204,429	7.9%	(5) (12)
KeyData Associates Inc.	Closing Date Term Loan	3M CDOR + 7.00%	1.00%	12.40%	10/1/2021	7/16/2026	CAD 13,296,684	10,314,337	9,905,738	3.4%	(5) (10)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	11.89%	12/7/2022	12/7/2028	13,381,034	13,135,896	13,304,763	4.5%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	11.89%	12/7/2022	12/8/2028	517,241	489,123	508,397	0.2%	(13)
Montana Buyer Inc.	Initial Term Loan	6M SOFR + 5.75%	0.75%	10.83%	7/22/2022	7/22/2029	21,591,500	21,203,960	21,403,654	7.3%	(5)
Montana Buyer Inc.	Revolving Loan	6M SOFR + 5.75%	0.75%	—	7/22/2022	7/22/2028	—	(41,307)	(21,315)	0.0%	(7) (8) (11) (13)
Total Business Services								68,093,248	68,305,666	23.3%
Chemicals, Plastics & Rubber
Atlas Intermediate III, L.L.C.	2022 Incremental Term Loan	3M SOFR + 5.75%	1.00%	11.11%	3/1/2022	4/29/2025	6,495,556	6,418,166	6,268,211	2.1%	(5)
Total Chemicals, Plastics & Rubber								6,418,166	6,268,211	2.1%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 6.50%	0.50%	11.65%	3/18/2022	3/18/2027	13,952,419	13,731,484	13,778,014	4.7%	(5)
Steele Solutions, Inc.	Delayed Draw Term Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(12,108)	(20,162)	0.0%	(7) (8) (11) (13)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(28,746)	(24,195)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,690,630	13,733,657	4.7%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.34%	12/29/2022	10/29/2028	24,937,500	24,362,534	24,443,738	8.3%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	14.33%	11/12/2021	11/12/2026	27,663,368	27,080,550	27,663,368	9.4%	(5)
Total Consumer Goods: Durable								51,443,084	52,107,106	17.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.59%	10/1/2021	6/30/2026	20,991,673	20,711,808	20,519,360	7.0%	(5)
Connect America.com, LLC	Incremental Term Facility	6M SOFR + 7.00%	1.00%	12.19%	4/6/2022	6/30/2026	1,240,369	1,213,142	1,212,461	0.4%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M SOFR + 6.25%	0.75%	11.47%	11/16/2021	4/21/2027	14,343,750	14,335,695	11,845,069	4.0%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	11.47%	11/16/2021	4/21/2027	4,906,250	4,711,980	4,051,581	1.4%	(5) (12)
Total Consumer Goods: Non-durable								40,972,625	37,628,471	12.8%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	12.47%	7/13/2022	3/1/2024	9,705,492	9,614,395	9,204,201	3.1%	(5) (8) (9) (13)
Total Consumer Services								9,614,395	9,204,201	3.1%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.18%	10/1/2021	8/26/2026	11,993,509	11,807,858	11,819,604	4.0%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	8/26/2026	—	(19,307)	(19,333)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,788,551	11,800,271	4.0%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	12.70%	2/4/2022	1/31/2027	21,689,022	21,411,123	20,214,168	6.9%	(5)
Amplity Parent, Inc.	Revolving Credit Facility	1M SOFR + 6.00%	1.00%	12.70%	2/4/2022	1/31/2027	1,045,789	1,017,983	894,351	0.3%	(8) (13)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.25%	1.00%	12.00%	12/28/2021	12/28/2026	19,934,524	19,639,924	19,635,506	6.7%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.25%	1.00%	12.01%	12/28/2021	12/28/2026	1,547,619	1,502,796	1,476,190	0.5%	(7) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +6.50%	0.75%	11.59%	11/7/2022	11/3/2029	14,474,578	14,147,407	14,325,490	4.9%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2029	—	(51,462)	(23,708)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2028	—	(25,669)	(11,854)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	11.78%	6/30/2022	6/30/2027	24,812,500	24,396,919	24,812,500	8.5%	(5)
Spark DSO, LLC	First Lien Term Loan	1M SOFR + 6.25%	1.00%	12.29%	2/9/2022	4/19/2026	16,354,731	16,245,878	16,133,942	5.5%	(5)
Spark DSO, LLC	Revolver	1M SOFR + 6.25%	1.00%	12.29%	2/9/2022	4/19/2026	562,500	545,811	528,750	0.2%	(7) (8) (13)
Total Healthcare & Pharmaceuticals								98,830,710	97,985,335	33.4%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2022-1 Incremental Term Loan	1M SOFR + 5.50%	1.00%	10.60%	3/23/2022	7/15/2027	12,879,231	12,675,663	12,879,231	4.4%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Term Loan	1M SOFR + 6.00%	1.00%	11.10%	3/21/2023	7/15/2027	3,366,563	3,302,455	3,366,563	1.1%	(10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	3/21/2023	3/21/2025	—	(15,197)	—	0.0%	(10)
Bullhorn, Inc.	Amendment No. 1 Term Loan	3M SOFR + 5.75%	1.00%	10.95%	11/10/2021	9/30/2026	14,791,790	14,761,133	14,643,872	5.0%	(5) (10)
GS AcquisitionCo, Inc.	Initial Term Loan	3M SOFR + 5.75%	1.00%	11.14%	11/3/2021	5/25/2026	12,313,332	12,290,291	11,973,484	4.1%	(5) (8)
Medallia, Inc.	Initial Term Loan	1M LIBOR + 6.50%	0.75%	11.69% (50% PIK)	10/29/2021	10/29/2028	25,033,010	24,695,770	24,782,680	8.5%	(5) (9)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.25%	0.75%	11.35%	8/16/2022	8/16/2029	23,123,123	22,716,275	22,725,405	7.8%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.25%	0.75%	—	8/16/2022	8/16/2028	—	(32,060)	(32,282)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								90,394,330	90,338,953	30.8%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 6.75%	0.75%	12.09%	3/8/2023	10/29/2028	19,943,182	19,369,144	19,348,875	6.6%	(5) (15)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 6.75%	0.75%	12.09%	3/8/2023	10/29/2028	3,988,636	3,892,421	3,711,293	1.3%	(7) (8) (13) (15)
Total Insurance								23,261,565	23,060,168	7.9%
Sovereign & Public Finance
Pansophic Learning Ltd.	Senior Secured Term Loan	1M SOFR + 7.25%	1.00%	12.41%	3/25/2022	3/25/2027	13,000,000	12,913,584	13,000,000	4.4%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	11.22%	12/27/2021	12/27/2026	15,222,727	15,028,345	15,222,727	5.2%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	11.22%	12/27/2021	12/27/2026	4,545,455	4,521,528	4,545,455	1.6%	(7) (8) (13)
Total Sovereign & Public Finance								32,463,457	32,768,182	11.2%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	3M LIBOR + 5.50%	1.00%	10.94%	2/1/2022	5/7/2027	21,192,440	20,880,546	20,783,426	7.1%	(5) (9)
Total Transportation: Cargo								20,880,546	20,783,426	7.1%
Wholesale

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
IMB Midco LLC (formerly, WSP Midco LLC)	Initial Term Loan	1M SOFR + 6.25%	1.00%	12.20%	10/1/2021	4/27/2027	17,287,662	17,034,042	16,077,525	5.5%	(5)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	1M SOFR + 6.25%	1.00%	—	10/1/2021	4/27/2027	—	(11,672)	(59,527)	0.0%	(7) (8) (11) (13)
Total Wholesale								17,022,370	16,017,998	5.5%
Total Debt Investments								518,896,069	514,260,101	175.5%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,722,771	0.6%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,102,697	0.4%	(10)
Total Business Services								2,479,662	2,825,468	1.0%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	23,825	3,102,483	3,331,577	1.1%	(14)
Total Consumer Goods: Non-durable								3,102,483	3,331,577	1.1%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	306,908	0.1%
Total Sovereign & Public Finance								200,000	306,908	0.1%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	634,950	0.2%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units				5/15/2023	N/A	136	136,037	136,037	0.0%
Total Wholesale								3,536,037	770,987	0.3%
Total Equity								9,318,182	7,234,940	2.5%
Total Non-controlled/Non-affiliated investments								$528,214,251	521,495,041	178.0%
Liabilities in Excess of Other Assets									(228,459,791)	-78.0%
Total Net Assets									$293,035,250	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted as Canadian dollar ("CAD").
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”) or Canadian Dollar Offered Rate (“CDOR” or “C”) or alternative base rate (commonly known as the U.S. Prime Rate (“Prime” or “P”), unless otherwise noted), which reset periodically based on the terms of the loan agreement. As of June 30, 2023, the 1-Month LIBOR or “1M LIBOR” was 5.22%, the 3-Month LIBOR or “3M LIBOR” was 5.55%, the 6-Month LIBOR or “6M LIBOR” was 5.76%, the 1-Month SOFR or “1M SOFR” was 5.14%, the 3-Month SOFR or “3M SOFR” was 5.27%, the 6-Month SOFR or “6M SOFR” was 5.39%, the 1-Month CDOR or "1M CDOR" was 5.27% and the Prime was 8.25%.
(3)
The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, using the effective interest method.
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as "valuation designee" in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company's board of trustees (the "Board"). Although the Board designated the Adviser as "valuation designee," the Board ultimately is responsible for fair value determinations under the 1940 Act. (See Note 2 to the consolidated financial statements).
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 7.5% of total assets as of June 30, 2023.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.

(13)
As of June 30, 2023, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,045,789	$—	$1,181,243
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	Delayed Draw Term Loan	1,625,000	—	—	1,625,000
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	1,547,619	—	3,214,286
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Crash Champions Intermediate, LLC	Revolver	930,233	—	—	930,233
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	9,306,818	3,988,636	—	5,318,182
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	517,241	—	1,034,483
Montana Buyer Inc.	Revolver	2,450,000	—	—	2,450,000
Project Cloud Holdings, LLC	Delayed Draw Term Loan	1,525,424	—	—	1,525,424
Project Cloud Holdings, LLC	Revolver	1,220,338	1,006,780	—	213,558
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	4,545,455	—	—
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	562,500	—	1,937,500
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
Steele Solutions, Inc.	Delayed Draw Term Loan	3,225,806	—	1,612,903	1,612,903
IMB Midco LLC (formerly, WSP Midco LLC)	Delayed Draw Term Loan	3,401,460	—	3,401,460	—
IMB Midco LLC (formerly, WSP Midco LLC)	Revolver	850,365	—	—	850,365
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	—	15,234,375
		$73,719,939	$22,979,645	$5,014,363	$45,725,931
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
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to LIBOR or SOFR or CDOR or alternative base rate (commonly known as Prime, unless otherwise noted), which reset periodically based on the terms of the loan agreement. As of December 31, 2022, the 1-Month LIBOR or “1M LIBOR” was 4.39%, the 3-Month LIBOR or “3M LIBOR” was 4.77%, the 6-Month LIBOR or “6M LIBOR” was 5.14%, the 1-Month SOFR or “1M SOFR” was 4.36%, the 3-Month SOFR or “3M SOFR” was 4.59%, the 6-Month SOFR or “6M SOFR” was 4.78%, the 1-Month CDOR or "1M CDOR" was 4.74% and the Prime was 7.50%.
(3)
The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, using the effective interest method.
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as "valuation designee" in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Board. Although the Board designated the Adviser as "valuation designee," the Board ultimately is responsible for fair value determinations under the 1940 Act. (See Note 2 to the consolidated financial statements).
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

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,410,454	$—	$816,578
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	—	—	4,761,905
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Crash Champions Intermediate, LLC	Revolver	930,233	—	—	930,233
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	724,138	—	827,586
Montana Buyer Inc.	Revolver	2,450,000	—	—	2,450,000

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	—	—	4,545,455
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	—	—	2,500,000
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
Steele Solutions, Inc.	Delayed Draw Term Loan	3,225,806	—	1,612,903	1,612,903
WSP Midco LLC	Delayed Draw Term Loan	3,401,460	—	—	3,401,460
WSP Midco LLC	Revolver	850,365	—	—	850,365
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	—	15,234,375
		$60,042,359	$11,900,217	$1,612,903	$46,529,239
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

Onex Falcon Direct Lending BDC Fund

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Onex Falcon Direct Lending BDC Fund (the “Company”, “we”, “us”, or “our”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

For the three months ended June 30, 2023 and 2022, the Company incurred administrative fees of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred administrative fees of $0.6 million and $0.5 million, respectively.

Investment Advisory Agreement

The Adviser serves as the Company’s investment adviser pursuant to an investment advisory agreement between the Company and the Adviser effective September 16, 2021 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Adviser provides overall investment advisory services for the Company and in accordance with the terms of the Investment Advisory Agreement and the Company’s investment objective, policies and restrictions as in effect from time to time: determines the composition of the Company’s portfolio, the nature and timing of the changes to, the portfolio and the manner of implementing such changes; identifies investment opportunities and makes investment decisions for the Company; monitors investments; performs due diligence on prospective portfolio companies; exercises voting rights in respect of portfolio securities and other investments; serve on, and exercise observer rights for, boards of directors and similar committees of the Company’s portfolio companies; negotiates, obtains and manages financing facilities and other forms of leverage; and provides the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

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

For the three months ended June 30, 2023 and 2022, management fees were $1.7 million and $1.3 million, respectively. For the six months ended June 30, 2023 and 2022, management fees were $3.3 million and $2.4 million, respectively.

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

For the three months ended June 30, 2023 and 2022, incentive fees were $1.5 million and $0.0, respectively. For the six months ended June 30, 2023 and 2022, incentive fees were $3.9 million and $0.0, respectively, of which the Adviser voluntarily waived $0.9 million for the six months ended June 30, 2023.

Revolving Loan Agreement

On September 8, 2022, the Company entered into an unsecured revolving loan agreement (the “Revolving Onex Loan”) with Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser (the “Onex Entity”), whereby the Onex Entity could advance amounts to the Company (each such amount, an “Onex Loan”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. The Company was required to meet certain criteria, including a leverage ratio threshold, before the Onex Entity was obligated to make a loan to the Company. The Revolving Onex Loan was intended to provide the Company with the ability to fund investments, related costs and expenses, and general corporate purposes. Amounts drawn under an Onex Loan bore interest at SOFR plus a spread of 2.60%.

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

The amount of the Reimbursement Payment for any calendar quarter will be equal to the lesser of (i) the Excess Operating Funds in such calendar quarter, and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Adviser. No Reimbursement Payment shall be made if: (1) the Effective Rate of Distributions Per Share (defined below) declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

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

The Company may or may not reimburse remaining expense support in the future. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of June 30, 2023. The following table summarizes the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through
December 31, 2021	$2,858,000	$1,459,766	$1,398,234	December 31, 2024

Shares held by Affiliated Accounts

As of June 30, 2023, certain entities affiliated with the Company held shares of the Company. Onex Falcon Investment Advisors, LLC held 69 shares, approximately 0.001% of the Company’s outstanding shares.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$518,896,069	$514,260,101	$501,621,705	$496,354,293
Equity	9,318,182	7,234,940	9,182,145	8,588,300
Total Investments	$528,214,251	$521,495,041	$510,803,850	$504,942,593

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2023 and December 31, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$18,722,397	3.6%	$18,641,767	3.7%
Beverage, Food & Tobacco	15,536,059	3.0%	—	—%
Business Services	71,131,134	13.6%	71,864,705	14.2%
Chemicals, Plastics & Rubber	6,268,211	1.2%	6,299,949	1.2%
Construction & Building	13,733,657	2.6%	13,891,279	2.8%
Consumer Goods: Durable	52,107,106	10.0%	52,528,261	10.4%
Consumer Goods: Non-durable	40,960,048	7.9%	42,386,720	8.4%
Consumer Services	9,204,201	1.8%	9,694,347	1.9%
Forest Products & Paper	11,800,271	2.3%	11,681,141	2.3%
Healthcare & Pharmaceuticals	97,985,335	18.8%	97,294,977	19.4%
High Tech Industries	90,338,953	17.3%	85,401,792	16.9%
Insurance	23,060,168	4.4%	—	—%
Sovereign & Public Finance	33,075,090	6.3%	53,948,701	10.7%
Transportation: Cargo	20,783,426	4.0%	20,953,208	4.1%
Wholesale	16,788,985	3.2%	20,355,746	4.0%
Total Investments	$521,495,041	100.0%	$504,942,593	100.0%

	June 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
United States	$510,486,606	97.9%	$493,799,332	97.8%
Canada	11,008,435	2.1%	11,143,261	2.2%
Total Investments	$521,495,041	100.0%	$504,942,593	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$39,101,079	$475,159,022	$514,260,101
Equity	—	—	7,234,940	7,234,940
Total Investments	$—	$39,101,079	$482,393,962	$521,495,041

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$17,733,300	$478,620,993	$496,354,293
Equity	—	—	8,588,300	8,588,300
Total Investments	$—	$17,733,300	$487,209,293	$504,942,593

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2023:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2023	$478,620,993	$8,588,300	$487,209,293
Purchases of investments	49,573,672	136,037	49,709,709
Proceeds from principal pre-payments and sales of investments	(33,307,163)	—	(33,307,163)
Payment-in-kind	712,165	—	712,165
Net accretion of discount on investments	1,081,105	—	1,081,105
Net change in unrealized appreciation (depreciation) on investments	2,030,906	(1,489,397)	541,509
Net realized gain (loss) on investments	579,375	—	579,375
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(24,132,031)	—	(24,132,031)
Balance as of June 30, 2023	$475,159,022	$7,234,940	$482,393,962
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$2,030,906	$(1,489,397)	$541,509

(1)
Transfers into Level 3, if any, are due to a decrease in the quantity and reliability of broker quotes obtained and transfers out of Level 3, if any, are due to an increase in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2022:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2022	$221,562,845	$4,585,750	$226,148,595
Purchases of investments	185,022,599	—	185,022,599
Proceeds from principal pre-payments and sales of investments	(26,833,212)	—	(26,833,212)
Net accretion of discount on investments	1,381,114	—	1,381,114
Net change in unrealized appreciation (depreciation) on investments	(2,425,887)	(1,162,073)	(3,587,960)
Net realized gain (loss) on investments	232,457	—	232,457
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of June 30, 2022	$378,939,916	$3,423,677	$382,363,593
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(2,425,887)	$(1,162,073)	$(3,587,960)

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of June 30, 2023 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$329,248,134	Discounted cash flow	Discount rate	7.0% - 14.2% (10.2%)	Decrease
	130,374,829	Yield analysis	Market yield	6.8% - 15.1% (11.3%)	Decrease
	15,536,059	Recent transactions	Transaction price	97.0 (97.0)	N/A
Equity	7,098,903	Enterprise value waterfall	EBITDA multiple	12.4x - 14.8x (13.2x)	Increase
	136,037	Recent transactions	Transaction price	1,000.3 (1,000.3)	N/A
	$482,393,962

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2022 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$280,648,742	Discounted cash flow	Discount rate	6.9% - 12.0% (9.5%)	Decrease
	145,565,023	Yield analysis	Market yield	10.2% - 12.3% (11.4%)	Decrease
	52,407,228	Recent transactions	Transaction price	97.5 - 98.0 (97.75)	N/A
Equity	7,088,300	Enterprise value waterfall	EBITDA multiple	13.5x - 16.2x (15.3x)	Increase
	1,500,000	Recent transactions	Transaction price	100.0 (100.0)	N/A
	$487,209,293

Note 5. Borrowings

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

Further, as discussed in Note 3 above, on September 8, 2022, the Company entered into the Revolving Onex Loan with the Onex Entity. On May 5, 2023, the Company terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan with OCF II.

Debt obligations consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SPV Facility	$340,000,000	$255,000,000	$340,000,000	$211,000,000
Revolving Onex Loan	—	—	80,000,000	—
Revolving OCF II Loan	80,000,000	—	—	—
	$420,000,000	$255,000,000	$420,000,000	$211,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and six months ended June 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$4,872,607	$878,723	$8,998,886	$1,359,065
Amortization of deferred financing costs	277,916	140,039	555,833	258,442
Total interest expense	$5,150,523	$1,018,762	$9,554,719	$1,617,507
Average debt outstanding	$255,000,000	$92,565,217	$237,950,549	$72,602,210
Weighted average interest rate	7.0%	3.0%	6.7%	2.8%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the six months ended June 30, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
	62,525	$1,533,965

The following table summarizes the total shares issued and proceeds received during the six months ended June 30, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
	3,379,261	$84,573,486

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

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
			$1.18	$14,045,232	358,482

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
May 12, 2022	May 12, 2022	June 24, 2022	0.39	4,380,471	191,613
			$0.73	$7,878,088	191,613

Share Repurchase Program

In the first quarter of 2023, the Company began offering, and on a quarterly basis, intends to continue offering, to repurchase up to 5% of the Company’s outstanding shares as of the close of the previous calendar quarter. The Board has complete discretion to determine whether we will offer to repurchase any of our Common Shares, and if so, the terms of such repurchase. At the discretion of the Board, we may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.

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

The following table presents the share repurchases completed during the six months ended June 30, 2023:

Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—

(1)
All repurchase requests were satisfied in full.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net increase in net assets resulting from operations	$8,677,416	$872,010	$14,559,052	$3,840,514
Weighted average common shares outstanding—basic and diluted	11,997,347	11,189,171	12,147,378	10,636,159
Net increase in net assets resulting from operations per common share—basic and diluted	$0.72	$0.08	$1.20	$0.36

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

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of June 30, 2023, there was deferred tax assets of $0.6 million, offset by valuation allowances of $0.6 million, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Per share data:
Net asset value, beginning of period	$24.56	$25.04
Results of operations:
Net investment income (loss) (1)	1.22	0.77
Net realized and unrealized gain (loss) (6)	0.01	(0.40)
Net increase (decrease) in net assets resulting from operations (1)	1.23	0.37
Shareholder distributions: (2)
Distributions from net investment income	(1.18)	(0.73)
Net decrease in net assets resulting from shareholder distributions	(1.18)	(0.73)
Net asset value, end of period	$24.61	$24.68
Shares outstanding, end of period	11,909,184	11,343,074
Total return based on net asset value (3)	5.08%	1.46%
Ratio/Supplemental Data:
Net assets, end of period	$293,035,250	$279,959,896
Ratio of net investment income (loss) to average net assets (4)	10.90%	6.76%
Ratio of total expenses to average net assets (4)	11.12%	4.60%
Ratio of net expenses to average net assets (4)	10.82%	4.60%
Average debt outstanding	$237,950,549	$72,602,210
Portfolio turnover	7%	8%
Total amount of senior securities outstanding	$255,000,000	$156,000,000
Asset coverage per unit (5)	$2,149	$2,795

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2023, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company's conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2023	December 31, 2022
Unfunded delayed draw term loan commitments	$30,831,960	$31,857,888
Unfunded revolver obligations	14,893,971	14,671,351
	$45,725,931	$46,529,239

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

On July 3, 2023, the Company issued, in connection with its private placement of its common shares, 630,841 common shares for an aggregate amount of $15.5 million.

On July 21, 2023, the Board approved an amended and restated fee waiver letter (the “Amended and Restated Fee Waiver Letter”) between the Company and the Adviser. Under the Amended and Restated Fee Waiver Letter, the Subordinated Incentive Fee on Income will be reduced to 12.5% from 15%, effective on October 1, 2023. The annualized hurdle rate will remain 7% and there will be no change to the preferred return requirement, other than accounting for the change in the incentive fee for the period following October 1, 2023. The Incentive Fee on Capital Gains will also be reduced to 12.5% from 15% effective on October 1, 2023.

On August 9, 2023, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”), which amended and restated the initial investment advisory agreement by and between the Company and the Adviser, dated September 16, 2021 (the “Investment Advisory Agreement”). The Amended and Restated Investment Advisory Agreement alters the Investment Advisory Agreement by incorporating the terms of the Amended and Restated Fee Waiver, dated July 21, 2023. No other material changes were made to the Investment Advisory Agreement.

The description of the Amended and Restated Investment Advisory Agreement above is qualified in its entirety by reference to a copy of the Amended and Restated Investment Advisory Agreement, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.

On August 9, 2023, the Board declared a quarterly dividend of $0.70 per share for the Company’s shareholders of record as of August 15, 2023, payable on September 21, 2023.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of June 30, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 7.5% and 7.4%, respectively.

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

Portfolio and Investment Activity

As of June 30, 2023 we had investments in 29 portfolio companies with an aggregate fair value of $521.5 million. As of June 30, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 7.5% and 7.4%, respectively.

Our investment activity for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investments made in portfolio companies	$24,862,718	$70,276,526	$49,709,709	$185,022,599
Investments sold	—	—	—	—
Investments repayments	(31,509,332)	(22,868,508)	(34,777,401)	(27,020,712)
Net investment activity	$(6,646,614)	$47,408,018	$14,932,308	$158,001,887
Portfolio companies at beginning of year or period	29	21	28	14
Number of investments in new portfolio companies	1	2	2	9
Number of exited portfolio companies	1	1	1	1
Portfolio companies at end of year or period	29	22	29	22
Percentage of investment commitments at floating rates	100.0%	100.0%	100.0%	100.0%
Percentage of investment commitments at fixed rates	—	—	—	—
Weighted average contractual interest rate of investments based on par	11.90%	8.16%	11.90%	8.16%

The following table summarizes our top ten portfolio companies and industries based on fair value as of June 30, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Hy Cite Enterprises, LLC	5.3%	Healthcare & Pharmaceuticals	18.8%
MMS Bidco LLC	4.8%	High Tech Industries	17.3%
Connect America.com, LLC	4.8%	Business Services	13.6%
Medallia, Inc.	4.8%	Consumer Goods: Durable	10.0%
BCDI Meteor Acquisition, LLC	4.7%	Consumer Goods: Non-durable	7.9%
BCP V Everise Acquisition LLC	4.4%	Sovereign & Public Finance	6.3%
SailPoint Technologies Holdings Inc.	4.4%	Insurance	4.4%
Foundation Risk Partners, Corp.	4.4%	Transportation: Cargo	4.0%
Montana Buyer Inc.	4.1%	Automotive	3.6%
Amplity Parent, Inc.	4.0%	Wholesale	3.2%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Hy Cite Enterprises, LLC	5.6%	Healthcare & Pharmaceuticals	19.3%
IEC Corporation	5.1%	High Tech Industries	16.9%
Connect America.com, LLC	4.9%	Business Services	14.2%
MMS Bidco LLC	4.9%	Sovereign & Public Finance	10.7%
BCDI Meteor Acquisition, LLC	4.8%	Consumer Goods: Durable	10.4%
BCP V Everise Acquisition LLC	4.8%	Consumer Goods: Non-durable	8.4%
Medallia, Inc.	4.7%	Transportation: Cargo	4.1%
Amplity Parent, Inc.	4.6%	Wholesale	4.0%
SailPoint Technologies Holdings, Inc.	4.4%	Automotive	3.7%
Montana Buyer Inc. (ApexAnalytix)	4.2%	Construction & Building	2.8%

The industry composition of our portfolio at fair value at June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Automotive	3.6%	3.7%
Beverage, Food & Tobacco	3.0%	—%
Business Services	13.6%	14.2%
Chemicals, Plastics & Rubber	1.2%	1.2%
Construction & Building	2.6%	2.8%
Consumer Goods: Durable	10.0%	10.4%
Consumer Goods: Non-durable	7.9%	8.4%
Consumer Services	1.8%	1.9%
Forest Products & Paper	2.3%	2.3%
Healthcare & Pharmaceuticals	18.8%	19.4%
High Tech Industries	17.3%	16.9%
Insurance	4.4%	—%
Sovereign & Public Finance	6.3%	10.7%
Transportation: Cargo	4.0%	4.1%
Wholesale	3.2%	4.0%
Total Investments	100.0%	100.0%

As of June 30, 2023 and December 31, 2022, our investments consisted of the following:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$518,896,069	$514,260,101	$501,621,705	$496,354,293
Equity	9,318,182	7,234,940	9,182,145	8,588,300
Total Investments	$528,214,251	$521,495,041	$510,803,850	$504,942,593

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$521,495,041	100.0%	$504,942,593	100.0%
Non-accrual	—	0.0%	—	0.0%
Total Investments	$521,495,041	100.0%	$504,942,593	100.0%

Results of Operations

Our operating results for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$16,912,165	$7,724,118	$32,471,294	$13,733,201
Net expenses	9,309,508	3,095,164	17,668,612	5,593,735
Net investment income	7,602,657	4,628,954	14,802,682	8,139,466
Net realized and unrealized gain (loss)	1,074,759	(3,756,944)	(243,630)	(4,298,952)
Net increase in net assets resulting from operations	$8,677,416	$872,010	$14,559,052	$3,840,514
Net investment income per common share—basic and diluted	$0.63	$0.41	$1.22	$0.77
Net increase in net assets resulting from operations per common share—basic and diluted	$0.72	$0.08	$1.20	$0.36

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

Investment income for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$16,525,582	$7,690,454	$31,738,471	$13,699,537
Other income	386,583	33,664	732,823	33,664
Total investment income	$16,912,165	$7,724,118	$32,471,294	$13,733,201
Weighted average contractual interest rate on performing interest bearing investments	11.90%	8.16%	11.90%	8.16%
Weighted average contractual interest rate on all interest bearing investments	11.90%	8.16%	11.90%	8.16%

For the three months ended June 30, 2023 and 2022, we have generated interest income of $16.5 million and $7.7 million, respectively. For the six months ended June 30, 2023 and 2022, we have generated interest income of $31.7 million and $13.7 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income increased primarily as a result of the increase in the size of our portfolio and increase in the weighted average yield of our portfolio. The size of our portfolio and weighted average yield of our portfolio at par at June 30, 2023 and 2022 were as follows:

	June 30,
	2023	2022
Average size of portfolio (in millions)	$13.3	$18.3
Weighted average contractual interest rate of investments based on par	11.90%	8.16%

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

Expenses

Expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fee	$1,653,136	$1,256,223	$3,299,314	$2,359,078
Incentive fee	1,531,309	—	3,861,223	—
Administration fee	278,000	323,125	556,000	471,125
Organizational and offering costs	—	31,698	—	63,396
Professional fees	422,051	225,475	758,538	513,600
Trustees’ fees	46,167	43,000	89,167	88,000
Interest and credit facility expense	5,150,523	1,018,762	9,554,719	1,617,507
Other general and administrative expense	228,322	196,881	449,651	481,029
Total Expenses	9,309,508	3,095,164	18,568,612	5,593,735
Incentive fee waiver	—	—	(900,000)	—
Net Expenses	$9,309,508	$3,095,164	$17,668,612	$5,593,735

Total expenses were $9.3 million and 3.1 million for the three months ended June 30, 2023 and 2022, respectively. Total expenses were $18.6 million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15% of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0% of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Interest expense under the SPV Facility is based on the average debt outstanding.

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

For the three and six months ended June 30, 2023, the Adviser voluntarily waived incentive fees totaling $0.0 million and $0.9 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $34.8 million and $27.0 million during the six months ended June 30, 2023 and 2022, from which we realized net gains totaling $0.6 million and $0.2 million, respectively. We recognized gains on partial principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales, repayments or exits of investments	$31,509,332	$22,868,508	$34,777,401	$27,020,712
Net realized gains (losses) on investments:
Gross realized gains	$580,087	$211,739	$637,122	$231,759
Gross realized losses	(21,796)	—	(22,799)	—
Net realized gains (losses) on investments	$558,291	$211,739	$614,323	$231,759

The net realized gains on investments for the six months ended June 30, 2023 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
IEC Corporation	$515,387
Other, net	98,936
Net realized gain (loss) on investments	$614,323

The net realized gains on investments for the six months ended June 30, 2022 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
AmeriTex Pipe & Products, LLC	$71,365
Schumacher Electric Corporation	122,346
Other, net	38,048
Net realized gain (loss) on investments	$231,759

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized appreciation	$3,380,273	$732,548	$5,067,840	$569,553
Unrealized depreciation	(2,863,805)	(4,701,231)	(5,925,793)	(5,100,264)
Net change in unrealized appreciation (depreciation) on investments	$516,468	$(3,968,683)	$(857,953)	$(4,530,711)

For the three months ended June 30, 2023, the net change in unrealized appreciation on investments was $0.5 million primarily driven by a net appreciation in loans and partially offset by a net depreciation in equity, compared to net change in unrealized depreciation on investments of $4.0 million for the three months ended June 30, 2022 primarily due to fair market depreciation and impact of foreign currency translation. For the six months ended June 30, 2023, the net change in unrealized depreciation on investments was $0.9 million primarily driven by two investments, compared to net change in unrealized depreciation on investments of $4.5 million for the six months ended June 30, 2022 primarily due to fair market depreciation and impact of foreign currency translation.

The change in unrealized appreciation or depreciation on investments for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Portfolio Company	2023	2022	2023	2022
Ameritex Pipe & Products, LLC	$—	$(33,130)	$—	$(92,630)
Amplity Parent, Inc.	(489,518)	(387,308)	(908,236)	(409,528)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	61,484	49,351	93,936	48,634
APT Opco, LLC	195,161	(394,829)	397,018	(466,045)
Atlas Intermediate III, L.L.C.	22,309	(42,524)	(20,639)	(45,974)
BCDI Meteor Acquisition, LLC	(2,959)	—	19,712	—
BCP V Everise Acquisition LLC	161,104	(13,866)	207,606	(13,866)
Bullhorn, Inc.	13,770	(192,068)	136,204	(196,825)
Celerion Buyer, Inc.	129,447	—	226,526	—
Connect America.com, LLC	637,332	215,359	463,485	138,831
Crash Champions Intermediate, LLC	56,214	—	111,259	—
Foundation Risk Partners, Corp.	(48,981)	—	(201,397)	—
GS AcquisitionCo, Inc.	55,626	(294,534)	131,682	(298,675)
Hy Cite Enterprises, LLC	541,735	(42,818)	564,769	(47,444)
IEC Corporation	(22,273)	(147,983)	171,739	(182,383)
Jackson Paper Manufacturing Company	121,062	(213,768)	219,340	(230,077)
KeyData Associates Inc.	394,912	(643,928)	377,635	(284,362)
Keystone Purchaser, LLC	(61,156)	186,913	(87,205)	178,742
Medallia, Inc.	275,712	175,071	209,233	154,093
Milestone Technologies, Inc.	180,500	—	414,799	—
MMS Bidco LLC	108,484	(169)	329,071	(169)
Montana Buyer Inc.	255,280	—	235,440	—
Pansophic Learning Ltd.	(23,697)	44,532	(84,599)	42,945
Project Cloud Holdings, LLC	(36,178)	—	(36,178)	—
S4T Holdings Corp.	9,623	(172,419)	255,890	(190,916)
SailPoint Technologies Holdings Inc.	160,518	—	502,496	—
Schumacher Electric Corporation	—	26,782	—	5,892
Spark DSO, LLC	(40,646)	(96,991)	(52,471)	(155,354)
Steele Solutions, Inc.	(232,008)	34,540	(119,324)	416
Wellful Inc.	(1,099,796)	(896,053)	(1,607,067)	(942,752)
IMB Midco LLC	(708,810)	(1,128,843)	(2,296,439)	(1,543,264)
Zips Car Wash, LLC	(97,783)	—	(512,238)	—
Net unrealized gain (loss) on investments	$516,468	$(3,968,683)	$(857,953)	$(4,530,711)

During the three months ended June 30, 2023 and 2022, we recognized net unrealized gains (losses) on foreign currency of $0.2 million and $(0.3) million, respectively. During the six months ended June 30, 2023 and 2022, we recognized net unrealized gains (losses) on foreign currency of $0.3 million and $(0.2) million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2023 and 2022, the net increase in net assets resulting from operations was $8.7 million and $0.9 million or $0.72 and $0.08 per share, respectively. For the six months ended June 30, 2023 and 2022, the net increase in net assets resulting from operations was $14.6 million and $3.8 million or $1.20 and $0.36 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of June 30, 2023, our asset coverage ratio was 214.9%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage.

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

As of June 30, 2023 we had $23.6 million in cash and cash equivalents on hand, plus $85.0 million and $80.0 million available to us under our borrowing facilities with Société Générale and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the six months ended June 30, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
	62,525	$1,533,965

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the six months ended June 30, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
	3,379,261	$84,573,486

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

The following table presents the share repurchases completed during the six months ended June 30, 2023:

Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—

(1)
All repurchase requests were satisfied in full.

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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
			$1.18	$14,045,232	358,482

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three and six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
May 12, 2022	May 12, 2022	June 24, 2022	0.39	4,380,471	191,613
			$0.73	$7,878,088	191,613

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 214.9% and 245.0%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of June 30, 2023:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$255,000,000	$—	$—	$255,000,000	$—
Revolving Onex Loan	—	—	—	—	—
Revolving OCF II Loan	—	—	—	—	—
Total	$255,000,000	$—	$—	$255,000,000	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2022:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$211,000,000	$—	$—	$211,000,000	$—
Revolving Onex Loan	—	—	—	—	—
Total	$211,000,000	$—	$—	$211,000,000	$—

The weighted average interest rate on the aggregate principal amount outstanding was 7.5% and 6.7% as of June 30, 2023 and December 31, 2022, respectively.

The ratio of total principal amount of debt outstanding to shareholders' equity as of June 30, 2023 was 0.87:1.00 compared to 0.69:1.00 as of December 31, 2022.

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

Revolving Loan Agreement

On September 8, 2022, we entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity could advance an Onex Loan to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. On May 5, 2023, we terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan, whereby OCF II may advance an Onex Loan II to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each OCF II Loan of the day falling two years after the funding of such OCF II Loan. We are required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to us. The Revolving OCF II Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under an OCF II Loan will bear interest at SOFR plus a spread of 2.60%.

Related Party Transactions

We have entered into certain contracts with affiliated or related parties. In particular, we entered into (1) an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we pay our Adviser an annual base management fee based on our total assets, excluding cash and cash equivalents, and incentive fees based on our performance and (2) an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” for a description of our obligations under these agreements. We also entered into an Expense Support Agreement with the Adviser, whereby the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser if certain conditions are met. We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. We also entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity could advance amounts to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. On May 5, 2023, we terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan, whereby OCF II may advance an Onex Loan II to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each OCF II Loan of the day falling two years after the funding of such OCF II Loan. We are required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to us. The Revolving OCF II Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under the OCF II Loan will bear interest at SOFR plus a spread of 2.60%.

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

As of June 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2023	December 31, 2022
Unfunded delayed draw term loan commitments	$30,831,960	$31,857,888
Unfunded revolver obligations	14,893,971	14,671,351
	$45,725,931	$46,529,239

Recent Developments

On July 3, 2023, we issued, in connection with our private placement of our common shares, 630,841 common shares for an aggregate amount of $15.5 million.

On July 21, 2023, the Board approved an amended and restated fee waiver letter (the “Amended and Restated Fee Waiver Letter”) between the Company and the Adviser. Under the Amended and Restated Fee Waiver Letter, the Subordinated Incentive Fee on Income will be reduced to 12.5% from 15%, effective on October 1, 2023. The annualized hurdle rate will remain 7% and there will be no change to the preferred return requirement, other than accounting for the change in the incentive fee for the period following October 1, 2023. The Incentive Fee on Capital Gains will also be reduced to 12.5% from 15% effective on October 1, 2023.

On August 9, 2023, the Company and the Adviser entered into an amended and restated investment advisory agreement (the “Amended and Restated Investment Advisory Agreement”), which amended and restated the initial investment advisory agreement by and between the Company and the Adviser, dated September 16, 2021 (the “Investment Advisory Agreement”). The Amended and Restated Investment Advisory Agreement alters the Investment Advisory Agreement by incorporating the terms of the Amended and Restated Fee Waiver, dated July 21, 2023. No other material changes were made to the Investment Advisory Agreement.

The description of the Amended and Restated Investment Advisory Agreement above is qualified in its entirety by reference to a copy of the Amended and Restated Investment Advisory Agreement, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.

On August 9, 2023, the Board declared a quarterly dividend of $0.70 per share for the Company’s shareholders of record as of August 15, 2023, payable on September 21, 2023.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2023 and December 31, 2022, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to LIBOR or SOFR or CDOR or PRIME, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2023 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$15,822,242	$7,650,000	$8,172,242
Up 200 Basis Points	10,548,162	5,100,000	5,448,162
Up 100 Basis Points	5,274,081	2,550,000	2,724,081
Down 100 Basis Points	(5,274,081)	(2,550,000)	(2,724,081)
Down 200 Basis Points	(10,548,162)	(5,100,000)	(5,448,162)
Down 300 Basis points	(15,822,242)	(7,650,000)	(8,172,242)

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

3.1	Second Amended and Restated Declaration of Trust(1)

3.2	Bylaws(2)

10.1	Amended and Restated Investment Advisory Agreement, dated August 9, 2023*

10.2	Amended and Restated Fee Waiver Letter to Investment Advisory Agreement, dated July 21, 2023(3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)
Incorporated by reference to Amendment No. 1 on Form 10 filed on November 15, 2021.

(2)
Incorporated by reference to the Form 10 filed on September 17, 2021.
(3)
Incorporated by reference to the Form 8-K filed on July 24, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX FALCON DIRECT LENDING BDC FUND

August 9, 2023	By:	/s/ Sandeep Alva
	Name:	Sandeep Alva
	Title:	Chief Executive Officer

August 9, 2023	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer and Treasurer