Form 10-Q
period 2023-09-30
Onex Falcon Direct Lending BDC Fund
filed 2023-11-08
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The issuer had 11,255,595 common shares, $0.001 par value per share, outstanding as of November 6, 2023.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2023	December 31, 2022
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $531,846,449 and $510,803,850, respectively)	$523,092,809	$504,942,593
Cash and cash equivalents	13,568,370	6,395,756
Restricted cash	1,630,061	35,323
Interest and other receivables	3,761,417	10,168,492
Deferred financing costs (net of $1,762,214 and $928,463 in amortized expenses, respectively)	1,120,931	1,954,681
Prepaid expenses	292,490	175,075
Total Assets	543,466,078	523,671,920
Liabilities:
Credit facility (Note 5)	261,000,000	211,000,000
Management fee payable (Note 3)	872,983	1,629,663
Incentive fee payable (Note 3)	1,188,664	1,725,588
Administration fee payable (Note 3)	1,006,840	1,300,016
Interest payable	3,425,555	1,666,977
Accrued expenses and other liabilities	956,625	436,897
Total Liabilities	268,450,667	217,759,141
Commitments and Contingencies (Note 10)	—	—
Net Assets	$275,015,411	$305,912,779
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 11,216,852 and 12,455,723 shares issued and outstanding, respectively)	$11,218	$12,456
Additional paid-in capital	281,190,260	311,618,675
Accumulated distributable earnings (losses)	(6,186,067)	(5,718,352)
Net Assets	$275,015,411	$305,912,779
Net Asset Value Per Share	$24.52	$24.56

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$16,416,023	$8,838,471	$47,442,329	$22,538,008
Payment-in-kind interest income	503,022	1,237,215	1,215,187	1,237,215
Other income	108,232	1,383,932	841,055	1,417,596
Total Investment Income	17,027,277	11,459,618	49,498,571	25,192,819
Expenses:
Management fee	872,983	1,394,452	4,172,297	3,753,530
Incentive fee	1,188,664	—	5,049,887	—
Administration fee	278,000	390,200	834,000	861,325
Organizational and offering costs (Note 2)	—	31,697	—	95,093
Professional fees	283,190	315,803	1,041,728	829,403
Trustees’ fees	43,000	44,000	132,167	132,000
Interest and credit facility expense	5,393,067	2,028,494	14,947,786	3,646,001
Other general and administrative expense	341,088	124,129	790,739	605,158
Total Expenses	8,399,992	4,328,775	26,968,604	9,922,510
Incentive fee waiver	—	—	(900,000)	—
Net Expenses	8,399,992	4,328,775	26,068,604	9,922,510
Net Investment Income (Loss)	8,627,285	7,130,843	23,429,967	15,270,309
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	142,905	509,057	757,228	740,816
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(2,034,430)	(2,812,869)	(2,892,383)	(7,343,580)
Net realized and unrealized gain (loss)	(1,891,525)	(2,303,812)	(2,135,155)	(6,602,764)
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,735,760	$4,827,031	$21,294,812	$8,667,545
Net investment income (loss) per common share —Basic and Diluted	$0.74	$0.60	$1.95	$1.38
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$0.58	$0.41	$1.77	$0.79
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	11,710,833	11,820,852	12,000,077	11,027,810

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares
Three Months Ended September 30, 2023	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of June 30, 2023	11,909,184	$11,910	$298,227,872	$(5,204,532)	$293,035,250
Net investment income (loss)				8,627,285	8,627,285
Net realized gain (loss) on investments				142,905	142,905
Net change in unrealized appreciation (depreciation) on investments				(2,034,430)	(2,034,430)
Issuance of common shares	637,710	638	15,693,405		15,694,043
Redemption of common shares	(1,515,317)	(1,515)	(37,290,444)		(37,291,959)
Distributions to shareholders				(7,717,295)	(7,717,295)
Shares issued in connection with distribution reinvestment plan	185,275	185	4,559,427		4,559,612
Balance as of September 30, 2023	11,216,852	$11,218	$281,190,260	$(6,186,067)	$275,015,411

	Common Shares
Three Months Ended September 30, 2022	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of June 30, 2022	11,343,074	$11,343	$284,223,500	$(4,274,947)	$279,959,896
Net investment income (loss)				7,130,843	7,130,843
Net realized gain (loss) on investments				509,057	509,057
Net change in unrealized appreciation (depreciation) on investments				(2,812,869)	(2,812,869)
Issuance of common shares	519,027	519	12,809,062		12,809,581
Distributions to shareholders				(6,642,777)	(6,642,777)
Shares issued in connection with distribution reinvestment plan	167,824	167	4,141,737		4,141,904
Balance as of September 30, 2022	12,029,925	$12,029	$301,174,299	$(6,090,693)	$295,095,635

	Common Shares
Nine Months Ended September 30, 2023	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	12,455,723	$12,456	$311,618,675	$(5,718,352)	$305,912,779
Net investment income (loss)				23,429,967	23,429,967
Net realized gain (loss) on investments				757,228	757,228
Net change in unrealized appreciation (depreciation) on investments				(2,892,383)	(2,892,383)
Issuance of common shares	700,235	700	17,227,308		17,228,008
Redemption of common shares	(2,482,863)	(2,482)	(61,002,955)		(61,005,437)
Distributions to shareholders				(21,762,527)	(21,762,527)
Shares issued in connection with dividend reinvestment plan	543,757	544	13,347,232		13,347,776
Balance as of September 30, 2023	11,216,852	$11,218	$281,190,260	$(6,186,067)	$275,015,411

	Common Shares
Nine Months Ended September 30, 2022	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2021	7,772,200	$7,772	$194,861,143	$(237,373)	$194,631,542
Net investment income (loss)				15,270,309	15,270,309
Net realized gain (loss) on investments				740,816	740,816
Net change in unrealized appreciation (depreciation) on investments				(7,343,580)	(7,343,580)
Issuance of common shares	3,898,288	3,898	97,379,169		97,383,067
Distributions to shareholders				(14,520,865)	(14,520,865)
Shares issued in connection with distribution reinvestment plan	359,437	359	8,933,987		8,934,346
Balance as of September 30, 2022	12,029,925	$12,029	$301,174,299	$(6,090,693)	$295,095,635

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$21,294,812	$8,667,545
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(757,228)	(740,816)
Net change in unrealized (appreciation) depreciation on investments	2,892,383	7,343,580
Net accretion of discount on investments	(1,502,409)	(1,008,200)
Amortization of deferred financing costs	833,750	556,765
Payment-in-kind interest income	(1,215,187)	(1,237,215)
Purchases and drawdowns of investments	(57,541,768)	(260,091,641)
Sales and repayments of investments	39,973,993	62,557,506
(Increase) decrease in operating assets:
Interest and other receivables	6,407,075	(4,283,598)
Deferred offering costs	—	95,093
Prepaid expenses	(117,415)	(78,392)
Increase (decrease) in operating liabilities:
Management fee payable	(756,680)	1,889,041
Incentive fee payable	(536,924)	—
Administration fee payable	(293,176)	(1,482,990)
Interest payable	1,758,578	796,479
Payable for investments purchased	—	(14,893,750)
Accrued expenses and other liabilities	519,728	878,731
Net cash provided by (used in) operating activities	10,959,532	(201,031,862)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	17,228,008	97,383,067
Redemption of common shares	(61,005,437)	—
Distributions to shareholders	(8,414,751)	(5,586,519)
Borrowings on credit facility	50,000,000	243,000,000
Payments on credit facility	—	(210,000,000)
Financing costs paid	—	(1,576,980)
Net cash provided by (used in) financing activities	(2,192,180)	123,219,568
Net increase (decrease) in cash and cash equivalents	8,767,352	(77,812,294)
Cash and cash equivalents and restricted cash, beginning of period	6,431,079	85,376,644
Cash and cash equivalents and restricted cash, end of period	$15,198,431	$7,564,350

Supplemental and Non-Cash Information
Cash paid for interest	$12,355,458	$2,294,373
Reinvestments of distributions	$13,347,776	$8,934,346

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$13,568,370	$4,602,723
Restricted cash	1,630,061	2,961,627
Total cash and cash equivalents and restricted cash	$15,198,431	$7,564,350

The accompanying notes are an integral part of these consolidated financial statements.

Onex Falcon Direct Lending BDC Fund

Consolidated Schedule of Investments

September 30, 2023

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Crash Champions Intermediate, LLC	Initial Term Loan	1M SOFR + 7.00%	0.75%	12.32%	8/8/2022	8/1/2029	6,308,915	$6,196,732	$6,274,216	2.3%	(5)
Crash Champions Intermediate, LLC	2022 Term Loan	1M SOFR + 7.00%	0.75%	12.32%	8/8/2022	8/1/2029	9,950,000	9,585,853	9,895,275	3.6%	(5)
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	1M SOFR + 7.00%	0.75%	12.32%	8/8/2022	8/1/2029	2,692,829	2,645,097	2,678,019	1.0%	(5) (13)
Crash Champions Intermediate, LLC	Revolving Credit Loan	PRIME + 5.25%	0.75%	—	8/8/2022	8/1/2028	—	(15,037)	(5,116)	0.0%	(7) (8) (11) (13)
Total Automotive								18,412,645	18,842,394	6.9%
Beverage, Food & Tobacco
Project Cloud Holdings, LLC	Term Loan	3M SOFR + 6.50%	1.00%	11.92%	6/5/2023	3/31/2029	15,063,559	14,630,814	14,670,400	5.3%	(5)
Project Cloud Holdings, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	11.92%	6/5/2023	3/31/2029	1,525,424	1,504,334	1,485,610	0.5%	(13)
Project Cloud Holdings, LLC	Revolving Loan	3M SOFR + 6.50%	1.00%	11.92%	6/5/2023	3/31/2028	1,220,339	1,186,648	1,188,488	0.4%	(9) (13)
Total Beverage, Food & Tobacco								17,321,796	17,344,498	6.3%
Business Services
BCP V Everise Acquisition LLC	Initial Term Loan	3M SOFR + 6.25%	0.75%	11.64%	5/12/2022	5/3/2027	23,154,762	22,704,048	22,923,214	8.3%	(5) (12)
KeyData Associates Inc.	Closing Date Term Loan	3M CDOR + 7.00%	1.00%	12.52%	10/1/2021	7/16/2026	CAD 13,261,059	10,288,760	9,767,297	3.6%	(5) (10)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	12.04%	12/7/2022	12/7/2028	13,347,414	13,108,478	13,176,567	4.8%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	12.04%	12/7/2022	12/8/2028	206,897	180,081	187,034	0.1%	(13)
Montana Buyer Inc.	Initial Term Loan	6M SOFR + 5.75%	0.75%	11.07%	7/22/2022	7/22/2029	21,537,250	21,157,123	21,446,794	7.8%	(5)
Montana Buyer Inc.	Revolving Loan	6M SOFR + 5.75%	0.75%	—	7/22/2022	7/22/2028	—	(39,249)	(10,290)	0.0%	(7) (8) (11) (13)
Total Business Services								67,399,241	67,490,616	24.5%
Chemicals, Plastics & Rubber
Atlas Intermediate III, L.L.C.	2022 Incremental Term Loan	3M SOFR + 5.75%	1.00%	11.27%	3/1/2022	4/29/2025	6,479,111	6,411,340	6,219,947	2.3%	(5)
Total Chemicals, Plastics & Rubber								6,411,340	6,219,947	2.3%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 6.50%	0.50%	12.01%	3/18/2022	3/18/2027	13,917,097	13,705,860	13,464,791	4.9%	(5)
Steele Solutions, Inc.	Delayed Draw Term Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(11,338)	(52,420)	0.0%	(7) (8) (11) (13)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 6.50%	0.50%	—	3/18/2022	3/18/2027	—	(26,796)	(62,904)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,667,726	13,349,467	4.9%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.49%	12/29/2022	10/29/2028	24,875,000	24,316,414	24,576,500	8.9%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	13.63%	11/12/2021	11/12/2026	26,947,542	26,411,492	26,947,542	9.8%	(5)
Total Consumer Goods: Durable								50,727,906	51,524,042	18.7%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.59%	10/1/2021	6/30/2026	20,941,552	20,676,369	20,575,075	7.5%	(5)
Connect America.com, LLC	Incremental Term Facility	6M SOFR + 7.00%	1.00%	12.19%	4/6/2022	6/30/2026	1,237,408	1,211,883	1,215,753	0.4%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M SOFR + 6.25%	0.75%	11.68%	11/16/2021	4/21/2027	14,250,000	14,242,111	12,183,750	4.4%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	11.68%	11/16/2021	4/21/2027	4,875,000	4,687,306	4,168,125	1.5%	(5) (12)
Total Consumer Goods: Non-durable								40,817,669	38,142,703	13.9%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	12.68%	7/13/2022	3/1/2024	9,648,940	9,624,385	9,168,423	3.3%	(5) (8) (9) (13)
Total Consumer Services								9,624,385	9,168,423	3.3%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	3M SOFR + 7.25%	1.00%	12.65%	10/1/2021	8/26/2026	11,372,385	11,204,936	11,164,270	4.1%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	3M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(17,765)	(24,400)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,187,171	11,139,870	4.1%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M SOFR + 7.50%	1.00%	12.92% (1.50% PIK)	2/4/2022	1/31/2027	21,715,339	21,448,914	18,583,987	6.8%	(5)
Amplity Parent, Inc.	Revolving Credit Facility	1M SOFR + 7.50%	1.00%	12.92% (1.50% PIK)	2/4/2022	1/31/2027	1,190,823	1,165,022	869,685	0.3%	(8) (13)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.50%	1.00%	12.15%	12/28/2021	12/28/2026	19,883,929	19,601,272	19,605,554	7.1%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	12.17%	12/28/2021	12/28/2026	1,539,881	1,525,664	1,518,323	0.6%	(13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +6.50%	0.75%	11.93%	11/7/2022	11/3/2029	14,438,210	14,121,166	14,293,828	5.2%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2029	—	(49,210)	(23,018)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2028	—	(24,459)	(11,509)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	11.78%	6/30/2022	6/30/2027	24,750,000	24,353,026	24,601,500	8.9%	(5)
Spark DSO, LLC	First Lien Term Loan	1M SOFR + 7.75%	1.00%	13.15% (5.75% PIK)	2/9/2022	4/19/2026	14,566,764	14,473,962	14,415,270	5.2%	(5)
Spark DSO, LLC	Revolver	1M SOFR + 7.75%	1.00%	13.15% (5.75% PIK)	2/9/2022	4/19/2026	562,770	551,384	543,270	0.2%	(7) (8) (13)
Total Healthcare & Pharmaceuticals								97,166,741	94,396,890	34.3%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2022-1 Incremental Term Loan	1M SOFR + 5.50%	1.00%	10.82%	3/23/2022	7/15/2027	12,846,625	12,649,942	12,751,560	4.6%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Term Loan	1M SOFR + 6.00%	1.00%	11.32%	3/21/2023	7/15/2027	3,358,125	3,296,290	3,333,275	1.2%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	3/21/2023	3/21/2025	—	(14,284)	(12,025)	0.0%	(7) (8) (10) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	3M SOFR + 5.75%	1.00%	11.24%	11/10/2021	9/30/2026	14,753,984	14,724,672	14,597,591	5.3%	(5) (10)
GS AcquisitionCo, Inc.	Initial Term Loan	3M SOFR + 5.75%	1.00%	11.29%	11/3/2021	5/25/2026	12,281,505	12,258,524	12,055,526	4.4%	(5) (8)
Medallia, Inc.	Initial Term Loan	1M SOFR + 6.00%	0.75%	11.42% (50/50 Cash/PIK)	10/29/2021	10/29/2028	25,409,669	25,079,179	25,254,670	9.2%	(5) (9)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.25%	0.75%	11.58%	8/16/2022	8/16/2029	23,123,123	22,725,973	22,704,595	8.3%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.25%	0.75%	—	8/16/2022	8/16/2028	—	(30,485)	(33,971)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								90,689,811	90,651,221	33.0%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 6.75%	0.75%	12.24%	3/8/2023	10/29/2028	19,893,324	19,335,889	19,364,161	7.0%	(5) (15)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 6.75%	0.75%	12.24%	3/8/2023	10/29/2028	9,296,847	9,234,240	9,049,550	3.3%	(13) (15)
Total Insurance								28,570,129	28,413,711	10.3%
Sovereign & Public Finance
Pansophic Learning Ltd.	Senior Secured Term Loan	1M SOFR + 7.25%	1.00%	12.78%	3/25/2022	3/25/2027	13,000,000	12,933,714	13,000,000	4.7%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	11.43%	12/27/2021	12/27/2026	15,184,091	14,997,260	15,184,091	5.5%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	11.43%	12/27/2021	12/27/2026	4,534,136	4,510,985	4,534,136	1.6%	(5) (13)
Total Sovereign & Public Finance								32,441,959	32,718,227	11.9%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	3M LIBOR/SOFR + 5.75%	1.00%	11.56%	2/1/2022	5/7/2027	21,138,458	20,833,991	20,605,769	7.5%	(5) (9)
Total Transportation: Cargo								20,833,991	20,605,769	7.5%
Wholesale

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
IMB Midco LLC (formerly, WSP Midco LLC)	Initial Term Loan	1M SOFR + 7.00%	1.00%	12.42% (0.75% PIK)	10/1/2021	4/27/2027	17,272,836	17,028,696	15,804,645	5.7%	(5)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	1M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2027	—	(10,902)	(72,281)	0.0%	(7) (8) (11) (13)
Total Wholesale								17,017,794	15,732,364	5.7%
Total Debt Investments								522,290,304	515,740,142	187.5%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,560,150	0.6%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,200,376	0.4%	(10)
Total Business Services								2,479,662	2,760,526	1.0%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	23,825	3,102,483	3,292,585	1.2%	(14)
Total Consumer Goods: Non-durable								3,102,483	3,292,585	1.2%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	334,806	0.1%
Total Sovereign & Public Finance								200,000	334,806	0.1%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	29,750	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units				5/15/2023	N/A	374	374,000	935,000	0.3%
Total Wholesale								3,774,000	964,750	0.4%
Total Equity								9,556,145	7,352,667	2.7%
Total Non-controlled/Non-affiliated investments								$531,846,449	523,092,809	190.2%
Liabilities in Excess of Other Assets									(248,077,398)	-90.2%
Total Net Assets									$275,015,411	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted as Canadian dollar ("CAD").
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or Canadian Dollar Offered Rate (“CDOR” or “C”) or alternative base rate (commonly known as the U.S. Prime Rate (“Prime” or “P”), unless otherwise noted), which reset periodically based on the terms of the loan agreement. As of September 30, 2023, the 1-Month LIBOR or “1M LIBOR” was 5.43%, the 3-Month LIBOR or “3M LIBOR” was 5.66%, the 6-Month LIBOR or “6M LIBOR” was 5.90%, the 1-Month SOFR or “1M SOFR” was 5.32%, the 3-Month SOFR or “3M SOFR” was 5.40%, the 6-Month SOFR or “6M SOFR” was 5.47%, the 1-Month CDOR or "1M CDOR" was 5.39% and the Prime was 8.50%.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 7.7% of total assets as of September 30, 2023.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.

(13)
As of September 30, 2023, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,190,823	$—	$1,036,209
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	Delayed Draw Term Loan	1,625,000	—	—	1,625,000
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	1,539,881	3,222,024	—
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	2,713,178	2,713,178	—	—
Crash Champions Intermediate, LLC	Revolver	930,233	—	—	930,233
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	9,306,818	9,306,818	—	—
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	206,897	—	1,344,827
Montana Buyer Inc.	Revolver	2,450,000	—	—	2,450,000
Project Cloud Holdings, LLC	Delayed Draw Term Loan	1,525,424	1,525,424	—	—
Project Cloud Holdings, LLC	Revolver	1,220,338	1,220,338	—	—
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	4,545,455	—	—
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	562,770	625,000	1,312,230
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
Steele Solutions, Inc.	Delayed Draw Term Loan	3,225,806	—	1,612,903	1,612,903
IMB Midco LLC (formerly, WSP Midco LLC)	Delayed Draw Term Loan	3,401,460	—	3,401,460	—
IMB Midco LLC (formerly, WSP Midco LLC)	Revolver	850,365	—	—	850,365
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	15,234,375	—
		$76,433,117	$32,577,209	$24,095,762	$19,760,146
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

For the three months ended September 30, 2023 and 2022, the Company incurred administrative fees of $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred administrative fees of $0.8 million and $0.9 million, respectively.

Investment Advisory Agreement

The Adviser serves as the Company’s investment adviser pursuant to an investment advisory agreement between the Company and the Adviser effective September 16, 2021, as amended and restated on August 9, 2023 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Adviser provides overall investment advisory services for the Company and in accordance with the terms of the Investment Advisory Agreement and the Company’s investment objective, policies and restrictions as in effect from time to time: determines the composition of the Company’s portfolio, the nature and timing of the changes to, the portfolio and the manner of implementing such changes; identifies investment opportunities and makes investment decisions for the Company; monitors investments; performs due diligence on prospective portfolio companies; exercises voting rights in respect of portfolio securities and other investments; serve on, and exercise observer rights for, boards of directors and similar committees of the Company’s portfolio companies; negotiates, obtains and manages financing facilities and other forms of leverage; and provides the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

The Investment Advisory Agreement was in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and a performance-based incentive fee.

Prior to July 1, 2023, the base management fee was payable quarterly in arrears at an annual rate of 1.25% of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Beginning on July 1, 2023, the base management fee is payable quarterly in arrears at an annual rate of 1.25% of the Company’s net assets as of the end of the most recently completed calendar quarter; provided that the base management fee shall not be greater than 1.25% of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

For the three months ended September 30, 2023 and 2022, management fees were $0.9 million and $1.4 million, respectively. For the nine months ended September 30, 2023 and 2022, management fees were $4.2 million and $3.8 million, respectively.

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

(1)
Subordinated Incentive Fee on Income

The Subordinated Incentive Fee on Income will be determined and paid quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return Amount (as defined below) in respect of the Trailing Twelve Quarters. For the purposes of the Subordinated Incentive Fee on Income calculations, each calendar quarter comprising the relevant Trailing Twelve Quarters that commenced prior to October 1, 2023 shall be known as a “Legacy Fee Quarter” while a calendar quarter that commenced on or after October 1, 2023 shall be known as a “Current Fee Quarter.” The Preferred Return Amount will be determined on a quarterly basis, and will be calculated by multiplying 1.75% by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Preferred Return Amount will be calculated after making appropriate adjustments to the Company’s NAV at the beginning of each applicable calendar quarter for Company subscriptions and distributions during the applicable calendar quarter. The amount of the Subordinated Incentive Fee on Income that will be paid to the Adviser for a particular quarter will equal the excess of the Subordinated Incentive Fee on Income so calculated less the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser, in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

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

Prior to October 1, 2023, the calculation of the Subordinated Incentive Fee on Income for each quarter is as follows:

(A)
No Subordinated Incentive Fee on Income shall be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Preferred Return Amount;
(B)
100% of the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Preferred Return Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.0588% by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15.0% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.0588% per quarter (8.24% annualized) during the Trailing Twelve Quarters; and
(C)
For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Subordinated Incentive Fee on Income shall equal 15.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Preferred Return Amount and Catch-Up Amount will have been achieved.

Beginning on October 1, 2023, the calculation of the Subordinated Incentive Fee on Income for each quarter is as follows:

(A)
No Subordinated Incentive Fee on Income shall be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Preferred Return Amount;
(B)
100% of the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Preferred Return Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying (i) 2.0588% by the Company’s NAV at the beginning of each applicable Legacy Fee Quarter comprising the relevant Trailing Twelve Quarters, or (ii) 2.0% by the Company’s NAV at the beginning of each applicable Current Fee Quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.0588% or 2.0% (8.24% or 8.0% annualized, respectively), as applicable, during the Trailing Twelve Quarters; and
(C)
For any quarter in which the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Subordinated Incentive Fee on Income shall equal 15.0% for each Legacy Fee Quarter and 12.5% for each Current Fee Quarter of the amount of the Company’s Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Preferred Return Amount and Catch-Up Amount will have been achieved, provided, however, that the Subordinated Incentive Fee on Income for any quarter shall not be greater than 15.0% or 12.5%, as applicable, of the amount of the Company’s current quarter’s Pre-Incentive Fee Net Investment Income.

The Subordinated Incentive Fee on Income is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Legacy Fee Quarters included in the relevant Trailing Twelve Quarters and 12.5% of the cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Current Fee Quarters included in the relevant Trailing Twelve Quarters less (b) the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no Subordinated Incentive Fee on Income to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Subordinated Incentive Fee on Income calculated in accordance with the above, the Company shall pay the Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Subordinated Incentive Fee on Income calculated in accordance with the above, the Company shall pay the Adviser the Subordinated Incentive Fee on Income for such quarter.

(2)
Incentive Fee on Capital Gains

The Incentive Fee on Capital Gains shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee shall equal 15.0% prior to October 1, 2023 and 12.5% beginning October 1, 2023 of the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

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

For the three months ended September 30, 2023 and 2022, incentive fees were $1.2 million and $0.0, respectively. For the nine months ended September 30, 2023 and 2022, incentive fees were $5.0 million and $0.0, respectively, of which the Adviser voluntarily waived $0.9 million for the nine months ended September 30, 2023.

Revolving Loan Agreement

On September 8, 2022, the Company entered into an unsecured revolving loan agreement (the “Revolving Onex Loan”) with Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser (the “Onex Entity”), whereby the Onex Entity could advance amounts to the Company (each such amount, an “Onex Loan”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. The Company was required to meet certain criteria, including a leverage ratio threshold, before the Onex Entity was obligated to make a loan to the Company. The Revolving Onex Loan was intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an Onex Loan bore interest at SOFR plus a spread of 2.60%.

On May 5, 2023, the Company terminated the Revolving Onex Loan and entered into an unsecured revolving loan agreement with Onex Credit Finance II Corporation (“OCF II”) (the “Revolving OCF II Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OCF II may advance amounts to the Company (each such amount, an “Onex Loan II”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan II of the day falling two years after the funding of such Onex Loan II. The Company is required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to the Company. The Revolving OCF II Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an Onex Loan II will bear interest at SOFR plus a spread of 2.60%.

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On March 29, 2022, the SEC issued an order, which as amended on September 23, 2023 (the “Order”) granting the Company's application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) and, subject to satisfaction of certain conditions, proprietary accounts of the Adviser or its affiliates (“Proprietary Accounts”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of its independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies.

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

The Company may or may not reimburse remaining expense support in the future. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of September 30, 2023. The following table summarizes the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through
December 31, 2021	$2,858,000	$1,459,766	$1,398,234	December 31, 2024

Shares held by Affiliated Accounts

As of September 30, 2023, certain entities affiliated with the Company held shares of the Company. The Adviser and its affiliate held an aggregate of 609,579 shares, approximately 5.4% of the Company’s outstanding shares.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$522,290,304	$515,740,142	$501,621,705	$496,354,293
Equity	9,556,145	7,352,667	9,182,145	8,588,300
Total Investments	$531,846,449	$523,092,809	$510,803,850	$504,942,593

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2023 and December 31, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$18,842,394	3.6%	$18,641,767	3.7%
Beverage, Food & Tobacco	17,344,498	3.3%	—	—%
Business Services	70,251,142	13.4%	71,864,705	14.2%
Chemicals, Plastics & Rubber	6,219,947	1.2%	6,299,949	1.2%
Construction & Building	13,349,467	2.6%	13,891,279	2.8%
Consumer Goods: Durable	51,524,042	9.8%	52,528,261	10.4%
Consumer Goods: Non-durable	41,435,288	7.9%	42,386,720	8.4%
Consumer Services	9,168,423	1.8%	9,694,347	1.9%
Forest Products & Paper	11,139,870	2.1%	11,681,141	2.3%
Healthcare & Pharmaceuticals	94,396,890	18.1%	97,294,977	19.4%
High Tech Industries	90,651,221	17.4%	85,401,792	16.9%
Insurance	28,413,711	5.4%	—	—%
Sovereign & Public Finance	33,053,033	6.3%	53,948,701	10.7%
Transportation: Cargo	20,605,769	3.9%	20,953,208	4.1%
Wholesale	16,697,114	3.2%	20,355,746	4.0%
Total Investments	$523,092,809	100.0%	$504,942,593	100.0%

	September 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
United States	$512,125,136	97.9%	$493,799,332	97.8%
Canada	10,967,673	2.1%	11,143,261	2.2%
Total Investments	$523,092,809	100.0%	$504,942,593	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$39,275,089	$476,465,053	$515,740,142
Equity	—	—	7,352,667	7,352,667
Total Investments	$—	$39,275,089	$483,817,720	$523,092,809

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$17,733,300	$478,620,993	$496,354,293
Equity	—	—	8,588,300	8,588,300
Total Investments	$—	$17,733,300	$487,209,293	$504,942,593

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2023	$478,620,993	$8,588,300	$487,209,293
Purchases and drawdowns of investments	57,167,768	374,000	57,541,768
Proceeds from principal pre-payments and sales of investments	(38,066,255)	—	(38,066,255)
Payment-in-kind	1,215,187	—	1,215,187
Net accretion of discount on investments	1,408,452	—	1,408,452
Net change in unrealized appreciation (depreciation) on investments	(462,748)	(1,609,633)	(2,072,381)
Net realized gain (loss) on investments	713,687	—	713,687
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(24,132,031)	—	(24,132,031)
Balance as of September 30, 2023	$476,465,053	$7,352,667	$483,817,720
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(537,635)	$(1,609,633)	$(2,147,268)

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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2022:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2022	$221,562,845	$4,585,750	$226,148,595
Purchases of investments	255,316,641	—	255,316,641
Proceeds from principal pre-payments and sales of investments	(62,276,256)	—	(62,276,256)
Payment-in-kind	1,237,215	—	1,237,215
Net accretion of discount on investments	1,008,200	—	1,008,200
Net change in unrealized appreciation (depreciation) on investments	(5,557,541)	(1,043,844)	(6,601,385)
Net realized gain (loss) on investments	733,735	—	733,735
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of September 30, 2022	$412,024,839	$3,541,906	$415,566,745
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(5,593,797)	$(1,043,844)	$(6,637,641)

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of September 30, 2023 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$392,424,902	Discounted cash flow	Discount rate	6.4% - 26.6% (10.7%)	Decrease
	84,040,151	Yield analysis	Market yield	11.3% - 14.7% (12.7%)	Decrease
Equity	6,417,667	Enterprise value waterfall	EBITDA multiple	9.1x - 15.0x (13.2x)	Increase
	935,000	Recent transactions	Transaction price	N/A	N/A
	$483,817,720

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2022 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$280,648,742	Discounted cash flow	Discount rate	6.9% - 12.0% (9.5%)	Decrease
	145,565,023	Yield analysis	Market yield	10.2% - 12.3% (11.4%)	Decrease
	52,407,228	Recent transactions	Transaction price	97.5 - 98.0 (97.75)	N/A
Equity	7,088,300	Enterprise value waterfall	EBITDA multiple	13.5x - 16.2x (15.3x)	Increase
	1,500,000	Recent transactions	Transaction price	100.0 (100.0)	N/A
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

Debt obligations consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SPV Facility	$340,000,000	$261,000,000	$340,000,000	$211,000,000
Revolving Onex Loan	—	—	80,000,000	—
Revolving OCF II Loan	80,000,000	—	—	—
	$420,000,000	$261,000,000	$420,000,000	$211,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$5,115,150	$1,730,171	$14,114,036	$3,089,236
Amortization of deferred financing costs	277,917	298,323	833,750	556,765
Total interest and credit facility expense	$5,393,067	$2,028,494	$14,947,786	$3,646,001
Average debt outstanding	$255,516,129	$153,096,774	$243,850,365	$100,054,745
Weighted average interest rate	7.3%	4.0%	6.9%	3.2%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the nine months ended September 30, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
September 30, 2023	637,710	15,694,043
	700,235	$17,228,008

The following table summarizes the total shares issued and proceeds received during the nine months ended September 30, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
September 30, 2022	519,027	12,809,581
	3,898,288	$97,383,067

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

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
August 9, 2023	August 15, 2023	September 21, 2023	0.70	7,717,295	185,275
			$1.88	$21,762,527	543,757

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

The following table presents the share repurchases completed during the nine months ended September 30, 2023:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—
July 17, 2023	August 11, 2023	1,786,378	$24.61	1,515,317	—

(1)
All repurchase requests were satisfied in full.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net increase in net assets resulting from operations	$6,735,760	$4,827,031	$21,294,812	$8,667,545
Weighted average common shares outstanding—basic and diluted	11,710,833	11,820,852	12,000,077	11,027,810
Net increase in net assets resulting from operations per common share—basic and diluted	$0.58	$0.41	$1.77	$0.79

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

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2023, there was deferred tax assets of $0.6 million, offset by valuation allowances of $0.6 million, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Per share data:
Net asset value, beginning of period	$24.56	$25.04
Results of operations:
Net investment income (loss) (1)	1.95	1.38
Net realized and unrealized gain (loss) (6)	(0.11)	(0.60)
Net increase (decrease) in net assets resulting from operations (1)	1.84	0.78
Shareholder distributions: (2)
Distributions from net investment income	(1.88)	(1.29)
Net decrease in net assets resulting from shareholder distributions	(1.88)	(1.29)
Net asset value, end of period	$24.52	$24.53
Shares outstanding, end of period	11,216,852	12,029,925
Total return based on net asset value (3)	7.68%	3.13%
Ratio/Supplemental Data:
Net assets, end of period	$275,015,411	$295,095,635
Ratio of net investment income (loss) to average net assets (4)	11.01%	8.21%
Ratio of total expenses to average net assets (4)	11.56%	5.31%
Ratio of net expenses to average net assets (4)	11.26%	5.31%
Average debt outstanding	$243,850,365	$100,054,745
Portfolio turnover	8%	18%
Total amount of senior securities outstanding	$261,000,000	$150,000,000
Asset coverage per unit (5)	$2,054	$2,967

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2023, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company's conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2023	December 31, 2022
Unfunded delayed draw term loan commitments	$5,539,693	$31,857,888
Unfunded revolver obligations	14,220,453	14,671,351
	$19,760,146	$46,529,239

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

On October 2, 2023, the Company issued, in connection with its private placement of its common shares, 38,744 common shares for an aggregate amount of $1.0 million.

On October 5, 2023, the Company’s only non-USD denominated loan was repaid in full.

On November 8, 2023, the Board declared a quarterly dividend of $0.77 per share for the Company’s shareholders of record as of November 14, 2023, payable on December 21, 2023.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of September 30, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 7.7% and 7.4%, respectively.

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

Portfolio and Investment Activity

As of September 30, 2023, we had investments in 29 portfolio companies with an aggregate fair value of $523.1 million. As of September 30, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 7.7% and 7.4%, respectively.

Our investment activity for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investments made in portfolio companies	$7,832,059	$75,069,042	$57,541,768	$260,091,641
Investments sold	—	—	—	—
Investments repayments	(5,196,592)	(35,536,794)	(39,973,993)	(62,557,506)
Net investment activity	$2,635,467	$39,532,248	$17,567,775	$197,534,135
Portfolio companies at beginning of year or period	29	22	28	14
Number of investments in new portfolio companies	—	4	2	13
Number of exited portfolio companies	—	1	1	2
Portfolio companies at end of year or period	29	25	29	25
Percentage of investment commitments at floating rates	100.0%	100.0%	100.0%	100.0%
Percentage of investment commitments at fixed rates	—	—	—	—
Weighted average contractual interest rate of investments based on par	12.06%	9.59%	12.06%	9.59%

The following table summarizes our top ten portfolio companies and industries based on fair value as of September 30, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.4%	Healthcare & Pharmaceuticals	18.1%
Hy Cite Enterprises, LLC	5.2%	High Tech Industries	17.4%
Connect America.com, LLC	4.8%	Business Services	13.4%
Medallia, Inc.	4.8%	Consumer Goods: Durable	9.8%
MMS Bidco LLC	4.7%	Consumer Goods: Non-durable	7.9%
BCDI Meteor Acquisition, LLC	4.7%	Sovereign & Public Finance	6.3%
BCP V Everise Acquisition LLC	4.4%	Insurance	5.4%
SailPoint Technologies Holdings Inc.	4.3%	Transportation: Cargo	3.9%
Montana Buyer Inc.	4.1%	Automotive	3.6%
APT Opco, LLC	4.0%	Beverage, Food & Tobacco	3.3%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Hy Cite Enterprises, LLC	5.6%	Healthcare & Pharmaceuticals	19.4%
IEC Corporation	5.1%	High Tech Industries	16.9%
Connect America.com, LLC	4.9%	Business Services	14.2%
MMS Bidco LLC	4.9%	Sovereign & Public Finance	10.7%
BCDI Meteor Acquisition, LLC	4.8%	Consumer Goods: Durable	10.4%
BCP V Everise Acquisition LLC	4.8%	Consumer Goods: Non-durable	8.4%
Medallia, Inc.	4.7%	Transportation: Cargo	4.1%
Amplity Parent, Inc.	4.6%	Wholesale	4.0%
SailPoint Technologies Holdings, Inc.	4.4%	Automotive	3.7%
Montana Buyer Inc. (ApexAnalytix)	4.2%	Construction & Building	2.8%

The industry composition of our portfolio at fair value at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Automotive	3.6%	3.7%
Beverage, Food & Tobacco	3.3%	—%
Business Services	13.4%	14.2%
Chemicals, Plastics & Rubber	1.2%	1.2%
Construction & Building	2.6%	2.8%
Consumer Goods: Durable	9.8%	10.4%
Consumer Goods: Non-durable	7.9%	8.4%
Consumer Services	1.8%	1.9%
Forest Products & Paper	2.1%	2.3%
Healthcare & Pharmaceuticals	18.1%	19.4%
High Tech Industries	17.4%	16.9%
Insurance	5.4%	—%
Sovereign & Public Finance	6.3%	10.7%
Transportation: Cargo	3.9%	4.1%
Wholesale	3.2%	4.0%
Total Investments	100.0%	100.0%

As of September 30, 2023 and December 31, 2022, our investments consisted of the following:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$522,290,304	$515,740,142	$501,621,705	$496,354,293
Equity	9,556,145	7,352,667	9,182,145	8,588,300
Total Investments	$531,846,449	$523,092,809	$510,803,850	$504,942,593

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$523,092,809	100.0%	$504,942,593	100.0%
Non-accrual	—	0.0%	—	0.0%
Total Investments	$523,092,809	100.0%	$504,942,593	100.0%

Results of Operations

Our operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$17,027,277	$11,459,618	$49,498,571	$25,192,819
Net expenses	8,399,992	4,328,775	26,068,604	9,922,510
Net investment income	8,627,285	7,130,843	23,429,967	15,270,309
Net realized and unrealized gain (loss)	(1,891,525)	(2,303,812)	(2,135,155)	(6,602,764)
Net increase in net assets resulting from operations	$6,735,760	$4,827,031	$21,294,812	$8,667,545
Net investment income per common share—basic and diluted	$0.74	$0.60	$1.95	$1.38
Net increase in net assets resulting from operations per common share—basic and diluted	$0.58	$0.41	$1.77	$0.79

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

Investment income for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$16,416,023	$8,838,471	$47,442,329	$22,538,008
Payment-in-kind interest income	503,022	1,237,215	1,215,187	1,237,215
Other income	108,232	1,383,932	841,055	1,417,596
Total investment income	$17,027,277	$11,459,618	$49,498,571	$25,192,819
Weighted average contractual interest rate on performing interest bearing investments	12.06%	9.59%	12.06%	9.59%
Weighted average contractual interest rate on all interest bearing investments	12.06%	9.59%	12.06%	9.59%

For the three months ended September 30, 2023 and 2022, we have generated interest income, including PIK, of $16.9 million and $10.1 million, respectively. For the nine months ended September 30, 2023 and 2022, we have generated interest income, including PIK, of $48.7 million and $23.8 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income increased primarily as a result of the increase in the size of our portfolio and increase in the weighted average yield of our portfolio. The size of our portfolio and weighted average yield of our portfolio at par at September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
Average size of portfolio (in millions)	$13.0	$18.1
Weighted average contractual interest rate of investments based on par	12.06%	9.59%

Fee income, included in other income, is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. Any such fees generated will be recognized as earned. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fee	$872,983	$1,394,452	$4,172,297	$3,753,530
Incentive fee	1,188,664	—	5,049,887	—
Administration fee	278,000	390,200	834,000	861,325
Organizational and offering costs	—	31,697	—	95,093
Professional fees	283,190	315,803	1,041,728	829,403
Trustees’ fees	43,000	44,000	132,167	132,000
Interest and credit facility expense	5,393,067	2,028,494	14,947,786	3,646,001
Other general and administrative expense	341,088	124,129	790,739	605,158
Total Expenses	8,399,992	4,328,775	26,968,604	9,922,510
Incentive fee waiver	—	—	(900,000)	—
Net Expenses	$8,399,992	$4,328,775	$26,068,604	$9,922,510

Total expenses were $8.4 million and $4.3 million for the three months ended September 30, 2023 and 2022, respectively. Total expenses were $27.0 million and $9.9 million for the nine months ended September 30, 2023 and 2022, respectively. Prior to July 1, 2023, we paid our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Beginning on July 1, 2023, we pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

For the three and nine months ended September 30, 2023, the Adviser voluntarily waived incentive fees totaling $0 and $0.9 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $40.0 million and $62.6 million during the nine months ended September 30, 2023 and 2022, from which we realized net gains totaling $0.8 million and $0.7 million, respectively. We recognized gains on partial principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales, repayments or exits of investments	$5,196,592	$35,536,794	$39,973,993	$62,557,506
Net realized gains (losses) on investments:
Gross realized gains	$151,247	$509,057	$788,369	$740,816
Gross realized losses	(8,342)	—	(31,141)	—
Net realized gains (losses) on investments	$142,905	$509,057	$757,228	$740,816

The net realized gains on investments for the nine months ended September 30, 2023 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
IEC Corporation	$515,387
Other, net	241,841
Net realized gain (loss) on investments	$757,228

The net realized gains on investments for the nine months ended September 30, 2022 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
AmeriTex Pipe & Products, LLC	$537,469
Schumacher Electric Corporation	122,346
Other, net	81,001
Net realized gain (loss) on investments	$740,816

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized appreciation	$1,487,481	$925,298	$5,139,033	$507,612
Unrealized depreciation	(3,521,911)	(3,738,167)	(8,031,416)	(7,851,192)
Net change in unrealized appreciation (depreciation) on investments	$(2,034,430)	$(2,812,869)	$(2,892,383)	$(7,343,580)

For the three months ended September 30, 2023, the net change in unrealized depreciation on investments was $2.0 million primarily driven by a net depreciation in loans and partially offset by a net depreciation in equity, compared to net change in unrealized depreciation on investments of $2.8 million for the three months ended September 30, 2022 primarily due to fair market depreciation and impact of foreign currency translation. For the nine months ended September 30, 2023, the net change in unrealized depreciation on investments was $2.9 million primarily driven by two investments, compared to net change in unrealized depreciation on investments of $7.3 million for the nine months ended September 30, 2022 primarily due to fair market depreciation and impact of foreign currency translation.

The change in unrealized appreciation or depreciation on investments for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Portfolio Company	2023	2022	2023	2022
Ameritex Pipe & Products, LLC	$—	$122,995	$—	$30,365
Amplity Parent, Inc.	(1,839,677)	(136,407)	(2,747,913)	(545,935)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	(142,011)	4,834	(48,075)	53,468
APT Opco, LLC	27,965	46,979	424,983	(419,066)
Atlas Intermediate III, L.L.C.	(41,438)	(107,104)	(62,077)	(153,078)
BCDI Meteor Acquisition, LLC	178,882	—	198,594	—
BCP V Everise Acquisition LLC	5,976	(208,976)	213,582	(222,842)
Bullhorn, Inc.	(9,820)	(62,646)	126,384	(259,471)
Celerion Buyer, Inc.	(7,848)	—	218,678	—
Connect America.com, LLC	56,713	(567,380)	520,198	(428,549)
Crash Champions Intermediate, LLC	157,507	(2,969)	268,766	(2,969)
Foundation Risk Partners, Corp.	44,979	—	(156,418)	—
GS AcquisitionCo, Inc.	113,809	(75,699)	245,491	(374,374)
Hy Cite Enterprises, LLC	(46,768)	75,993	518,001	28,549
IEC Corporation	—	(13,284)	171,739	(195,667)
Jackson Paper Manufacturing Company	(59,021)	15,660	160,319	(214,417)
KeyData Associates Inc.	(15,185)	(835,450)	362,450	(1,119,812)
Keystone Purchaser, LLC	(131,102)	(187,473)	(218,307)	(8,731)
Medallia, Inc.	88,581	(75,064)	297,814	79,029
Milestone Technologies, Inc.	(275,720)	—	139,079	—
MMS Bidco LLC	(167,107)	(338,053)	161,964	(338,222)
Montana Buyer Inc.	98,944	(15,166)	334,384	(15,166)
Pansophic Learning Ltd.	(20,130)	135,336	(104,729)	178,281
Project Cloud Holdings, LLC	58,880	—	22,702	—
S4T Holdings Corp.	19,571	322,944	275,461	132,028
SailPoint Technologies Holdings Inc.	(33,772)	(7,611)	468,724	(7,611)
Schumacher Electric Corporation	—	—	—	5,892
Spark DSO, LLC	62,191	(363,284)	9,720	(518,638)
Steele Solutions, Inc.	(361,286)	(157,147)	(480,610)	(156,731)
Wellful Inc.	573,483	200,557	(1,033,584)	(742,195)
IMB Midco LLC	(325,258)	(357,653)	(2,621,697)	(1,900,917)
Zips Car Wash, LLC	(45,768)	(226,801)	(558,006)	(226,801)
Net unrealized gain (loss) on investments	$(2,034,430)	$(2,812,869)	$(2,892,383)	$(7,343,580)

During the three months ended September 30, 2023 and 2022, we recognized net unrealized gains (losses) on foreign currency of $(0.3) million and $(0.8) million, respectively. During the nine months ended September 30, 2023 and 2022, we recognized net unrealized gains (losses) on foreign currency of $0 and $(1.0) million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2023 and 2022, the net increase in net assets resulting from operations was $6.7 million and $4.8 million or $0.58 and $0.41 per share, respectively. For the nine months ended September 30, 2023 and 2022, the net increase in net assets resulting from operations was $21.3 million and $8.7 million or $1.77 and $0.79 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2023, our asset coverage ratio was 205.4%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of September 30, 2023 we had $13.6 million in cash and cash equivalents on hand, plus $79.0 million and $80.0 million available to us under our borrowing facilities with Société Générale and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the nine months ended September 30, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
September 30, 2023	637,710	15,694,043
	700,235	$17,228,008

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the nine months ended September 30, 2022:

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

The following table presents the share repurchases completed during the nine months ended September 30, 2023:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—
July 17, 2023	August 11, 2023	1,786,378	$24.61	1,515,317	—

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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
August 9, 2023	August 15, 2023	September 21, 2023	0.70	7,717,295	185,275
			$1.88	$21,762,527	543,757

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three and nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
May 12, 2022	May 12, 2022	June 24, 2022	0.39	4,380,471	191,613
August 11, 2022	August 15, 2022	September 28, 2022	0.56	6,642,777	167,824
			$1.29	$14,520,865	359,437

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 205.4% and 245.0%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of September 30, 2023:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$261,000,000	$—	$—	$261,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$261,000,000	$—	$—	$261,000,000	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2022:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$211,000,000	$—	$—	$211,000,000	$—
Revolving Onex Loan	—	—	—	—	—
Total	$211,000,000	$—	$—	$211,000,000	$—

The weighted average interest rate on the aggregate principal amount outstanding was 7.7% and 5.2% as of September 30, 2023 and December 31, 2022, respectively.

The ratio of total principal amount of debt outstanding to shareholders' equity as of September 30, 2023 was 0.95:1.00 compared to 0.69:1.00 as of December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2023	December 31, 2022
Unfunded delayed draw term loan commitments	$5,539,693	$31,857,888
Unfunded revolver obligations	14,220,453	14,671,351
	$19,760,146	$46,529,239

Recent Developments

On October 2, 2023, the Company issued, in connection with its private placement of its common shares, 38,744 common shares for an aggregate amount of $1.0 million.

On October 5, 2023, the Company’s only non-USD denominated loan was repaid in full.

On November 8, 2023, the Board declared a quarterly dividend of $0.77 per share for the Company’s shareholders of record as of November 14, 2023, payable on December 21, 2023.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2023 and December 31, 2022, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to LIBOR or SOFR or CDOR or PRIME, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2023 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$15,903,010	$7,830,000	$8,073,010
Up 200 Basis Points	10,602,007	5,220,000	5,382,007
Up 100 Basis Points	5,301,003	2,610,000	2,691,003
Down 100 Basis Points	(5,301,003)	(2,610,000)	(2,691,003)
Down 200 Basis Points	(10,602,007)	(5,220,000)	(5,382,007)
Down 300 Basis points	(15,903,010)	(7,830,000)	(8,073,010)

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with the SEC on July 24, 2023 for information about unregistered sales of our equity securities during the quarter. Such issuances were part of a private offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

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

The following table presents the share repurchases completed during the three months ended September 30, 2023:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
July 17, 2023	August 11, 2023	1,786,378	$24.61	1,515,317	—
(1)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, none of our trustees or officers (as defined in Rule 16a-1(f) of the 1934Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

3.1	Second Amended and Restated Declaration of Trust(1)

3.2	Bylaws(2)

10.1	Amended and Restated Investment Advisory Agreement, dated August 9, 2023(3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1)
Incorporated by reference to Amendment No. 1 on Form 10 filed on November 15, 2021.
(2)
Incorporated by reference to the Form 10 filed on September 17, 2021.
(3)
Incorporated by reference to the Form 10-Q filed on August 9, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX FALCON DIRECT LENDING BDC FUND

November 8, 2023	By:	/s/ Sandeep Alva
	Name:	Sandeep Alva
	Title:	Chief Executive Officer

November 8, 2023	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer and Treasurer