Form 10-K
period 2023-12-31
Onex Direct Lending BDC Fund
filed 2024-03-06
CIK 1860424

ae

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01405

Onex Direct Lending BDC Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware

(State of Incorporation)

930 Sylvan Avenue

Englewood Cliffs, NJ 07632

(Address of principal executive offices)

(201) 541-2121

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

The issuer had 10,541,032 Common Shares, $0.001 par value per share, outstanding as of March 4, 2024.

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
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts between Russia and Ukraine and between Israel and Hamas;
•
general economic, logistical and political trends and other external factors, including inflation and recent supply chain and labor market disruptions;
•
turmoil in Ukraine and Russia and in the Middle East and the potential for volatility in energy prices and its impact on the industries in which we invest;
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
•
actual and potential conflicts of interest with Onex Credit Advisor, LLC (the “Adviser”) and its affiliates, and its senior investment team;
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
•
The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.
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

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

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
•
There may be trademark risk, as we do not own the Onex name.

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
•
No shareholder approval is required for certain mergers and shareholders may experience dilution. Additionally, investing in our Common Shares involves a high degree of risk and their net asset value (“NAV”) may fluctuate significantly.

PART I

Item 1. Business.

General

The Onex Direct Lending BDC Fund (“we,” “us,” or “our,” or the “Company”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business—Regulation” and “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

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

Effective March 5, 2024, Onex Falcon Investment Advisors, LLC, the Company’s prior investment adviser, assigned the Investment Advisory Agreement to the Adviser, a wholly-owned subsidiary of Onex Corp., pursuant to Rule 2a-6 under the 1940 Act. Accordingly, the Adviser is now the Company’s investment adviser. The Company and the Adviser amended and restated the Investment Advisory Agreement in its entirety to acknowledge such assignment. There will be no change to the fees, nor to the personnel overseeing the provision of investment management services to the Company.

Our investment objective is to generate current income while preserving capital and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We seek to meet our investment objectives by:

•
investing in high-quality1 senior secured first lien loans to “middle market companies” with an emphasis on generating steady income with capital preservation through a diversified portfolio;
•
combining top of the balance sheet loans (i.e., senior secured loans) with rationally calibrated risk-adjusted pricing, leading to investments generating attractive returns with reduced volatility relative to public credit;
•
seeking to maintain low loss rates by avoiding deals that we believe have higher potential credit risk;
•
capitalizing on lender-favorable direct lending market trends, including (i) higher interest rates allowing for higher yields on floating rate investments; (ii) increased market share from syndicated markets; (iii) borrowers opting for lender-friendly economics and terms in favor of execution certainty; (iv) less competition in the middle market compared to the upper middle market, with ample deal flow for true middle market lenders; and
•
leveraging the sector and research expertise of the broader Onex platform to deliver differentiated sourcing, deeper underwriting, and superior results.

1 We define “high-quality” as investments deemed by the Adviser, after diligence and underwriting, to have favorable risk-reward characteristics including, but not limited to, a low probability of default, favorable investment terms, and an appropriate capital structure to companies of high creditworthiness with stable cash flow generation.

We seek to make investments in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $35 million and $75 million annually, and even though we will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. Most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies); however, we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in high-quality first lien senior secured loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in total return swaps (“TRS”), which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.

Our approach generally combines top of the balance sheet loans with rationally calibrated risk-adjusted pricing, leading to investments that we believe offer an attractive blend of consistent income generation and downside protection. We also prioritize portfolio companies with strong management teams that understand and manage their key environmental and social risks and demonstrate good governance practices. We focus on financing buyouts, acquisition opportunities, organic growth of businesses, refinancing, recapitalizations, spin-offs and take-privates.

The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans and bonds in which we will primarily invest generally have stated terms of five to eight years, but the expected average life of such investments is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. In addition, we may invest in collateralized loan obligations (“CLOs”), in which case we will have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs, which means we will not be able to directly enforce any rights and remedies in the event of a default of a loan held by a CLO vehicle.

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

We employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. Pursuant to the 1940 Act, we are required to have an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). We use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.

Investments

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

When identifying prospective investment opportunities, the Adviser currently relies on a combination of quantitative and qualitative information derived through due diligence with deep investing experience gained from evaluating thousands of investment opportunities. The Adviser seeks to invest in companies possessing the following attributes, which it believes will help achieve our investment objective:

•
high-quality management;
•
strong market positions;
•
demonstrable cash flow;
•
seasoned and incentivized management teams; and
•
healthy historical performance.

We may co-invest on a concurrent basis with our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the U.S. Securities and Exchange Commission (the “SEC”) permitting us to do so. On March 29, 2022, the SEC issued an order, which was amended on September 26, 2023, granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for us to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching with respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies and certain criteria established by the board of trustees (the “Board”). There is no guarantee that the Board will be able to make such findings.

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

The following is a representative list of the industries in which we have invested as of December 31, 2023. We may also invest in other industries if we are presented with attractive opportunities.

•
Automotive
•
Beverage, Food & Tobacco
•
Business Services
•
Construction & Building
•
Consumer Goods: Durable
•
Consumer Goods: Non-durable
•
Consumer Services
•
Forest Products & Paper
•
Healthcare & Pharmaceuticals
•
High Tech Industries
•
Insurance
•
Sovereign & Public Finance
•
Transportation: Cargo
•
Wholesale

During the year ended December 31, 2023, we invested $108.3 million, comprised of new investments in 5 new portfolio companies and incremental commitments to existing portfolio companies, as well as draws made on existing commitments and payment-in-kind (“PIK”) received on existing investments. The weighted average yield on our total debt portfolio was 12.11% and 10.86% as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the total return based on net asset value and taking into account distributions and reinvestment of any distributions was 11.08% and 5.70%, respectively.

As of December 31, 2023, our portfolio consisted of 30 portfolio companies with 99% in secured debt and 1% in common and preferred equity. As of December 31, 2022, our portfolio consisted of 28 portfolio companies with 98% in secured debt and 2% in common equity.

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.5%	Healthcare & Pharmaceuticals	17.8%
Hy Cite Enterprises, LLC	5.0%	High Tech Industries	17.1%
MIS Acquisition, LLC	4.7%	Business Services	16.4%
Connect America.com, LLC	4.7%	Consumer Goods: Durable	9.6%
Medallia, Inc.	4.7%	Consumer Goods: Non-durable	7.9%
MMS Bidco LLC	4.6%	Sovereign & Public Finance	6.2%
BCDI Meteor Acquisition, LLC	4.6%	Insurance	5.5%
SailPoint Technologies Holdings Inc.	4.3%	Transportation: Cargo	3.8%
Montana Buyer Inc.	4.1%	Automotive	3.6%
APT Opco, LLC	4.0%	Beverage, Food & Tobacco	3.2%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Hy Cite Enterprises, LLC	5.6%	Healthcare & Pharmaceuticals	19.4%
IEC Corporation	5.1%	High Tech Industries	16.9%
Connect America.com, LLC	4.9%	Business Services	14.2%
MMS Bidco LLC	4.9%	Sovereign & Public Finance	10.7%
BCDI Meteor Acquisition, LLC	4.8%	Consumer Goods: Durable	10.4%
BCP V Everise Acquisition LLC	4.8%	Consumer Goods: Non-durable	8.4%
Medallia, Inc.	4.7%	Transportation: Cargo	4.1%
Amplity Parent, Inc.	4.6%	Wholesale	4.0%
SailPoint Technologies Holdings, Inc.	4.4%	Automotive	3.7%
Montana Buyer Inc. (ApexAnalytix)	4.2%	Construction & Building	2.8%

Investment Valuation Process

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

Investments for which market quotations are readily available are typically valued at the average bid and ask prices of such market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities for which market quotations are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process. Accordingly, such investments go through our multi-step valuation process as described below. Investments purchased within the quarter before the valuation date may be valued at cost, unless such valuation, in the judgment of the Adviser, does not represent fair value.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we review pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of our position.

Term

Our Common Shares are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market. We are a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by us quarterly on a continuous basis at a price generally equal to our quarterly net asset value (“NAV”) per share; however, we may sell Common Shares intra-quarter. In our perpetual-life structure, we may offer investors an opportunity to tender their shares for repurchase by us on a quarterly basis, but we are not obligated to offer to repurchase any Common Shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event (e.g., a merger or sale) at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will not list our Common Shares on a national securities exchange unless the holders of a majority of the outstanding Common Shares vote to approve such listing.

Private Offering

To date we have conducted a private offering (the “Private Offering”) of our common shares (the “Common Shares”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

The Private Offering is being conducted in reliance on Regulation D under the Securities Act. Investors in the Private Offering are required to be “accredited investors” as defined in Regulation D of the Securities Act. We will also offer Common Shares offshore in reliance on Regulation S of the Securities Act. Common Shares will be offered for subscription on a continuous basis. Each investor in the Private Offering will purchase Common Shares pursuant to a subscription agreement entered into with us (a “Subscription Agreement”).

Subscriptions to purchase Common Shares are made on an ongoing basis pursuant to accepted subscription orders effective as of the first business day of each quarter (based on the NAV per share as determined as of the last day of the preceding quarter), or if intra-quarter, the first business day of a month (based on the NAV per share as determined as of the last day of the preceding month) and to be accepted, a subscription request including the full subscription amount and payment must be received in good order at least five business days prior to the first day of the quarter or month, as applicable (unless waived by the Adviser).

Notice of each share transaction will be furnished to shareholders (or their financial representatives) as soon as practicable but not later than seven business days after our NAV is determined and credited to the shareholder’s account, together with information relevant for personal and tax records. While a shareholder will not know the NAV applicable on the effective date of the share purchase, our NAV applicable to a purchase of shares will be available generally within 20 business days after the effective date of the share purchase; at that time, the number of shares based on that NAV and each shareholder’s purchase will be determined and shares are credited to the shareholder’s account as of the effective date of the share purchase.

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
September 30, 2023	637,710	15,694,043
December 31, 2023	38,744	950,000
	738,979	$18,178,008

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
September 30, 2022	519,027	12,809,581
December 31, 2022	246,091	6,036,592
	4,144,379	$103,419,659

Share Repurchase Program

We do not intend to list our Common Shares on a securities exchange and do not expect there to be a public market for our Common Shares. As a result, the ability to sell Common Shares will be limited.

We commenced a quarterly share repurchase program during the first quarter of 2023. In each quarter, we expect to repurchase up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Although we intend to offer to repurchase up to 5% of our Common Shares outstanding in each quarter, the Board has in the past, and may in the future, increase the size of the tender offer, if the Board determines such an increase to be in the best interest of the Company and its shareholders. The Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers on a certain date (the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date. For example, if you purchase shares as of July 1, 2023, and you tender those shares on June 30, 2024, such shares will be subject to the Early Repurchase Deduction. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable.

The following table presents the share repurchases completed during the year ended December 31, 2023:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—
July 17, 2023	August 11, 2023	1,786,378	$24.61	1,515,317	—
October 13, 2023	November 9, 2023	560,843	$24.52	292,023	—
				2,774,886
(1)
All repurchase requests were satisfied in full.

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

On March 1, 2024, the Board declared a distribution of $0.77 per share for shareholders of record on March 5, 2024, payable on March 21, 2024.

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

No action is required on the part of a shareholder to have his, her or its cash dividend or other distribution reinvested in our Common Shares. Shareholders can elect to “opt out” of our dividend reinvestment plan in their Subscription Agreement. A shareholder may elect to receive its entire dividend or a portion of its dividend in cash at any time by notifying our transfer agent in writing. If, however, a shareholder requests to change its election within 10 business days prior to a distribution, the request will be effective only with respect to distributions made after the 10 business day period.

There are no brokerage charges or other charges to shareholders who participate in the plan.

The plan may be terminated by us at any time upon notice in writing mailed to each shareholder of record.

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

The following table summarizes the distribution declarations and common shares issued pursuant to the dividend reinvestment plan for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
August 9, 2023	August 15, 2023	September 21, 2023	0.70	7,717,295	185,275
November 8, 2023	November 8, 2023	December 21, 2023	0.77	8,441,950	190,654
December 7, 2023	December 7, 2023	December 21, 2023	0.17	1,863,807	42,092
			$2.82	$32,068,284	776,503

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

Our Adviser

Onex Credit Advisor, LLC, an investment adviser registered with the SEC under the Advisers Act serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). The principal executive offices of our Adviser are located at 930 Sylvan Avenue, Englewood Cliffs, NJ 07632. Pursuant to the Investment Advisory Agreement, the Adviser manages us on a day-to-day basis and is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing due diligence on our investments and monitoring our investment portfolio on an ongoing basis.

Our Adviser leverages the broader resources of Onex and the entire Onex Credit Platform (as defined below).

Our Adviser’s investment committee for the direct lending strategy (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Adviser’s investment committee review process is multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. The Investment Committee utilizes a consensus-driven approach and currently consists of the following senior investment professionals: Ronnie Jaber, Andy Wishner, Bala Ramakrishnan, Chad Valerio and four senior members of the Onex Credit team as observers: Sandeep Alva, John Schnabel, Sven Grasshoff and Matthew Prout. Others who participate in the investment committee process include the entire investment team of the Adviser and all other senior members of the Adviser.

Prior to July 1, 2023, the base management fee was payable quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Beginning on July 1, 2023, the base management fee is calculated at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the base management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We will also pay the Adviser incentive fees based on income and capital gains. For purposes of the incentive fee calculations, each calendar quarter comprising the relevant trailing twelve quarters that commenced prior to October 1, 2023 shall be known as a “Legacy Fee Quarter,” while a calendar quarter that commenced on or after October 1, 2023 shall be known as a “Current Fee Quarter.” The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters.

The members of the senior management and investment team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. As a result, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds.

Our Administrator

The Adviser, subject to the overall supervision of the Board, also serves as our administrator (the “Administrator”) pursuant to an administration agreement between us and the Adviser (the “Administration Agreement”) and provides the administrative services necessary for us to operate. The Administrator hired a sub-administrator, U.S. Bank, to assist in the provision of administrative services. The sub-administrator will receive compensation from us for its sub-administrative services under a sub-administration agreement.

Onex Corporation

The Adviser is a subsidiary of Onex Corporation (“Onex Corp.” and together with its subsidiaries and affiliates, “Onex”). Onex Corp. is an investor and asset manager that invests capital on behalf of Onex Corp. shareholders and clients across the globe. Formed in 1984, Onex Corp. has a long track record of creating value for its clients and shareholders. Onex’s two primary businesses are Private Equity and Credit. In Private Equity, Onex raises funds from third-party investors, or limited partners, and invests them, along with Onex Corp.’s own investing capital, through the funds of its private equity platforms, Onex Partners and ONCAP. Similarly, in Credit (the “Onex Credit Platform” or “Onex Credit”), Onex raises and invests capital across several private credit, public credit and public equity strategies. Onex’s investors include a broad range of global clients, including public and private pension plans, sovereign wealth funds, insurance companies and family offices. In total, as of December 31, 2023, Onex has approximately $49.6 billion of assets under management, of which $8.4 billion is its own investing capital. With offices in Toronto, New York, New Jersey, Boston and London, Onex and its experienced management teams are collectively the largest investors across Onex’s platforms.

As of December 31, 2023, the Onex Credit Platform had approximately $24.3 billion in assets under management. Onex Corp. provides the Adviser with an established network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals.

Market Opportunity

The leveraged finance market has grown dramatically since the global financial crisis in 2008-2009, more than doubling in size across leveraged loans, high yield, and private credit.1 Regulatory and structural changes in the market have reduced the amount of capital available from traditional lending sources. Many commercial and investment banks have de-emphasized their service and product offerings as they seek to meet leveraged lending guidelines, shared national credit guidelines, regulatory capital requirements and other regulatory limitations. As traditional lending markets have pulled back, private credit has taken market share from syndicated markets. The need for financing remains acute, particularly in the middle market where companies may not be able to access traditional public sources of capital. As direct lending capital provides certainty of price, capital availability and execution to the borrower, borrowers are more often accepting lender-friendly economics and documentation in favor of execution offered by private credit solutions.

Size of the Leveraged Finance Market2

Since 2008, the U.S. leveraged finance market has more than doubled in size to $3.8 trillion, driven by strong performance through the global financial crisis and investor demand for yield in a low-interest rate environment US private credit has grown substantially over this period, as new bank regulation post-global financial crisis deterred banks from holding leveraged credit on their balance sheets and direct lenders and other non-bank corporate lenders stepped in to the fill the void.3 In particular, the U.S. direct lending assets under management increased from $25.7 billion at the end of 2008 to $518.7 billion as of June 2023, increasing by 20 fold.4

US Leveraged Finance Market Has More Than Doubled Since the Global Financial Crisis

_________________________________________

1 Source: Preqin, Credit Suisse Leveraged Loan Index and ICE BofA High Yield Index

2 As of December 31, 2023. Credit Suisse Leveraged Loan Index par amount for U.S. Leveraged Loan Market, ICE BofA High Yield Index face value for U.S. High Yield Market, and Preqin for U.S. Private Credit Market.

3 Source: S&P LCD Leveraged Lending Review 2021 and 2022 Outlook.

4 Source: Preqin as of January 2023.

Rapid Growth in Private Credit Markets Provides a Compelling Opportunity

Regulatory and structural changes in the market have reduced the amount of capital available from traditional lending sources. Annual private debt raised has grown materially post-global financial crisis to meet this gap in supply of capital from traditional bank channels. Onex Credit has a proven track record through various cycles, and we believe has the workout experience that many competitors do not.

Opportunity in the Lower Middle Market

The U.S. middle market represents one of the largest segments of the U.S. economy and accounts for an outsized share of revenues, employees and total number of businesses. Onex Credit and the Adviser believe that their strategy is well-suited to address the needs of borrowers looking for senior debt financing to execute on a wide range of transactions. While there are numerous lenders targeting the middle market, Onex Credit and the Adviser believe there is a scarcity of direct lenders that have Onex Credit’s depth of sector expertise and long-dated historical track record of low loss rates. The Adviser believes that Onex Credit’s experience provides significant advantages towards managing a portfolio that generates steady income while focusing on capital preservation. Onex Credit and the Adviser believe that the current state of financing options creates an advantageous environment for experienced credit investors, as the momentum in direct lending continues due to a variety of factors, including execution certainty for borrowers in exchange for more favorable terms and information access for lenders.

The middle market is one of the most active and growing segments for private equity deal flow. Making high-quality loans in the middle market, as compared to making broadly-syndicated loans in the upper middle market, offers many advantages to lenders, such as: (i) typically one or more financial covenants; (ii) direct access to ownership and/or management throughout due diligence and in post-closing; and (iii) less competitive market segment with ample deal flow despite lower mergers and acquisitions activity in the broader market.

Onex Credit and the Adviser remain committed and focused on the middle market for senior direct lending opportunities. The following table details that along several lines of comparison, middle market loans are more attractive than those in the upper middle market and broadly syndicated space.

1 Onex defines “cov-lite” as no financial covenants on the loans except in some cases a springing leverage covenant on the revolver.

2 Onex defines “cov-loose” as financial covenants set at a typically 40% cushion to forecasted metrics based upon the lender model provided at underwriting.

3 A “club” refers to a loan where multiple lenders participate in the same tranche.

4 A “small club” refers to a loan where approximately 2-5 lenders participate in the same tranche.

Competitive Strengths

The Adviser believes that a disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management will allow us to seek to deliver steady income while preserving our capital. The Adviser believes that we represent an attractive investment opportunity for the following reasons:

Cohesive Team with Access to the Broader Onex Platform

We believe the Adviser’s team is well positioned to invest in this strategy successfully due to a combination of (i) global fundamental credit expertise, (ii) a team of seasoned credit investors, (iii) a historical track record of lower loss rates than peers and the broader market1, and (iv) high-quality structuring and sourcing capabilities. We believe that these are key drivers for the successful deployment of capital in this asset class and the current market environment.

The Adviser’s broader credit team consists of approximately 70 investment professionals with deep industry expertise, and benefits from the considerable institutional resources allocated to researching and understanding the industries in which Onex Corp. invests across its platforms. The investment team has invested in our core sectors of focus through multiple credit cycles. The Onex Credit Platform’s broadly syndicated loan and high yield bond portfolios have historically outperformed the market in defaults by focusing on loss avoidance. Onex Credit has had a lower default rate on senior loan strategies (broadly syndicated loans and high yield bonds) than the U.S. leveraged loan index in 15 of the last 16 years.2 Since 2008, Onex Credit’s average U.S. annual default rate has been 1/7 of the index: 0.4% Onex senior loans vs 2.6% index default rate. In addition, Onex Credit has invested over $3 billion across direct lending strategies since 2017, resulting in a low annualized loss rate of 0.15% and zero losses in the Company’s portfolio.3

We also expect to benefit from sitting under the Onex umbrella: interaction with the private equity investment teams (approximately 100 private equity investment professionals who have performed diligence on approximately 4,000 global companies over the past 5 years) to glean market insights, industry contacts, negotiating leverage with key counterparties, and overlapping supplemental sector expertise.

____________________

1 Onex Credit bases its default rates on the history of its Senior Loan Strategies. For the purpose of calculating the default rates, Onex Credit excludes senior loan strategies that aren’t invested primarily (> 50%) in broadly syndicated senior secured loans. The “Senior Loan Strategies” include Onex Credit’s senior loan funds, separately managed accounts, and all U.S. CLOs in issue over the relevant time period, all of which are or were invested primarily in broadly syndicated senior secured loans and selectively in other loan and bond investments. Default Rates. The annualized default rate for the Senior Loan Strategies is calculated as the average of the annual default rates over the period from December 2007 for the Senior Loan Strategies (or from inception for other strategies) through December 2023. The source of historical U.S. market default rates is JPM’s U.S. High-Yield and Leveraged Loan Strategy. The rate is calculated as the average leveraged loan default rate from December 2007 to June 30, 2023 using each year’s LTM rate at December 31. Loss Rates. Annualized loss rates following defaults are calculated as the annual loss rates over the period from inception through December 31, 2023. When available, the ultimate loss is used; where ultimate loss is unknown, market value at time of default is used. The source of historical market loss rates is JPM’s U.S. High-Yield and Leveraged Loan Strategy. The market loss rate is calculated as the product of (i) the annualized default rates and (ii) 1 minus the corresponding annualized recovery rates.

2 See Note 1 above.

3 See Note 1 above.

Compelling Middle Market Opportunity Set

The middle market, defined by us as companies with EBITDA between $35 million and $75 million annually, represents one of the most compelling investment segments of the U.S. economy. As tens of thousands of companies face competitive challenges and strategic change, they seek opportunities within this dynamic ecosystem; many such companies require additional financing or need to augment their capital structures in order to execute on their strategic plans. The Adviser believes that while there are many mainstream senior lenders, there is a scarcity of providers focused on providing creative capital solutions to companies in the middle market.

The Adviser’s approach to focusing on the middle market has resulted in consistent, deep and varied deal flow across industry types, transaction types and owner types. Current market conditions are particularly favorable for financing lower middle market companies with creative senior debt solutions. Such favorable conditions include: (i) regulatory and structural changes in the market having reduced the amount of capital available from traditional lending sources; (ii) a reallocation over the last several years of billions of dollars from public fixed income to private credit; (iii) a growing demand from investors for direct lending strategies that offer potential yield enhancement; (iv) fund-raising by private equity firms continuing to grow at record levels and, (v) an opportunity for differentiated business models with access to institutional capital to improve their competitive standing in their industries. The Adviser’s direct lending strategy is well-positioned to address this investor interest given its proven track record as a differentiated capital provider and its established presence in the middle market.

Power of the Onex Platform

The Adviser believes that the Onex Corp. platform is greater than the sum of its parts, with each investment strategy building off the success of Onex Corp.’s other strategies. Direct lending benefits from multiple touchpoints across Onex Corp., including: (i) an enhanced origination engine driven by regular dialogue with borrowers and sponsors; (ii) extensive coverage of liquid and private markets, which provides flexibility as investment opportunities evolve; and (iii) an opportunistic team that supports watchlist credits and provides an early warning of impending sector weakness.

Experienced Team with Established Track Record in Credit Investing

Onex Credit’s global leadership team averages over 20 years of industry experience. Together, they have significant experience in sourcing, structuring, closing, managing and exiting debt investments.

The members of our Investment Committee are: (i) Ronnie Jaber, Head of Onex Credit and Trustee, Chairman, President and Chief Executive Officer of the Company; (ii) Andy Wishner, Portfolio Manager; (iii) Bala Ramakrishnan, Managing Director, Director of Research at Onex Credit, and (iv) Chad Valerio, Managing Director, Portfolio Manager, Opportunistic Credit at Onex Credit. In addition, four other senior members of the Onex Credit team serve as observers: Sandeep Alva, Head of Onex Falcon, John Schnabel, Managing Director & Chief Investment Officer at Onex Falcon, Sven Grasshoff, Managing Director & Co-Portfolio Manager at Onex Falcon, and Matthew Prout, Managing Director & Co-Portfolio Manager at Onex Falcon.

We are supported by a fully integrated global credit team of roughly 70 investment professionals located in Boston, New York, New Jersey, and Europe with 15 sectors of focus. This robust team of investment professionals is supported by over 50 additional support professionals.

Differentiated Sourcing Engine

Onex Credit specializes in sourcing and structuring a mix of sponsored and non-sponsored transactions. Onex Credit has deep relationship networks within global private equity and credit markets that have been developed and nurtured over decades. We believe that Onex Credit offers these groups significant benefits, including capital resources, expertise in financial structuring, in-depth knowledge of certain industry sectors, and certainty of execution.

Investing Across the Capital Structure

The Adviser has a differentiated perspective compared to many traditional managers given its extensive knowledge of investing across the capital structure. The Adviser’s focus on investing in defensive industries and issuers has historically resulted in the preservation of portfolio price through periods of volatility. The Adviser believes making high-quality loans by avoiding credits with higher credit risk and having more protections through covenants offers the ability to generate a premium risk-adjusted return with reduced volatility relative to public credit. The Adviser believes that visibility across the entire credit spectrum leads to informed investment decisions and operating with a credit-first mentality. The Adviser believes this allows it to identify where on the balance sheet is the most opportune to lend, which in turn provides sourcing flexibility for strategies such as direct lending as investment opportunities evolve, and a deep understanding of both the private and public markets.

Credit Platform Covers the Full Market Spectrum

$25B[1] Credit Assets Under Management	$2B+ Onex Capital Invested in Credit	100+ Total Employees	~70[2] Investment Professionals

Strategy	Strategy Overview	Strategy AUM ($bn)
Private Credit	Senior **Direct Lending solutions to sponsored middle market companies**	~$5B
	High value, **Junior Capital** solutions to sponsored and non-sponsored lower middle market companies	
	Strategic **Capital Solutions** to middle market companies with limited access to traditional credit providers across private and public credit markets	~$1B
	Opportunistic **Structured Credit** invests in third party managed US and European CLOs at significant discount to par	
Tactical Allocation	**Tactical Allocation Program** provides customized access to Onex' Diversified Credit Platform	~$20B
Liquid Credit	**Alternative Income**, investment grade CLOs with current income and floating rates	
	High Yield, long-only strategy focused primarily on investments in sub-investment grade corporate bonds	
	Senior Credit, long-only senior secured debt strategy focused on broadly syndicated levered loans

1 Data as of September 30, 2023, Credit AUM includes the entire Onex Credit Platform.

2 As of February 1, 2024.

Delivering a High-Quality Portfolio

The Adviser considers high-quality senior secured opportunities to be investments that are senior secured credit obligations of performing middle market companies with risk-reward characteristics and targeted returns that meet our profile. Such opportunities can be found in the following situations among others:

•
Existing portfolio companies of private equity firms.
•
Private-equity sponsored buyouts that need a true capital solution.
•
To a lesser extent, non-sponsored transactions.

The Adviser seeks to avoid investing in companies with stressed or distressed operations, or companies that exhibit early-stage or venture risk. The Adviser also seeks to avoid investing in companies that it believes face binary risk, including situations where a company has excessive exposure to commodity prices, technology risk, or fashion risk. Furthermore, the Adviser believes it can source and evaluate high-quality opportunities through its origination funnel that covers both sponsor and non-sponsor transactions and the depth of its diligence platform. The Adviser believes that the institutional-scale resources of the full Onex Corp. platform leads to differentiated sourcing, deeper underwriting, and superior results.

The Adviser specializes in lending to both sponsor and non-sponsor owned companies with an emphasis on relationships, deep diligence and analysis, married with strong structuring skills and experience. The Adviser anticipates that its deal-sourcing network will continue to create significant high-quality investment opportunities that will enable the Adviser to directly structure and negotiate senior credit investments rather than compete in more competitive transactions.

Compared to many mainstream and more liquid investments, the Adviser expects its high-quality direct lending offering to:

•
Remain focused in the U.S. middle market.
•
Be originated through less competitively-pursued opportunities and sources.
•
Be negotiated directly with borrower and sponsors.
•
Contain stronger lender protections via a first lien collateral package, maintenance covenants, negative covenant restrictions, call protection and other protections.

Alignment of Interests

Onex Corp. and its employees have been significant investors across the Onex platform and intend to invest in one or more investment vehicles for this strategy. The Adviser believes this meaningful financial commitment and alignment has been a key factor in the firm’s successful long-term performance and track record of capital preservation. Onex Corp. and its team have cumulatively invested over $2 billion in Onex Credit strategies. A core part of Onex Corp.’s philosophy includes a meaningful investment in its credit and private equity fund strategies. Onex believes the significant commitment from Onex Corp. and team members leads to a close alignment of interests with investors.

Environmental, Social and Governance (“ESG”)

The Adviser strives to provide attractive risk adjusted returns for its clients and believes the consideration of ESG matters in its investment activities advances this goal. Formally assessing ESG risks and opportunities in its investments enables the Adviser to be a good steward of the capital entrusted to it. Identifying risks and opportunities is essential to the research process, and the Adviser believes the most effective way to manage ESG factors is through integrating them into the credit due diligence and portfolio management processes. We recognize that a range of ESG issues can impact risk-adjusted returns that we seek and, as such, we consider ESG factors in our investment process alongside other non-ESG factors.

The Adviser’s approach incorporates ESG across all stages of the investment process, from origination to exit. During the diligence process, the investment teams identify and evaluate ESG risks and opportunities, guided by the Sustainability Accounting Standards Board Standards (“SASB Standards”). These ESG considerations are included in the Adviser’s Investment Committee-approval process. After an investment is made, the Adviser monitors those ESG parameters identified during diligence.

Investment Strategy

Our investment objective is to generate current income while preserving capital, and to a lesser extent, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns.

We seek to make investments in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $35 million and $75 million annually, and even though we will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in high-quality first lien senior secured loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in TRS, which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.

Our approach generally combines top of the balance sheet loans with rationally calibrated risk-adjusted pricing, leading to investments that we believe offer an attractive blend of consistent income generation and downside protection. We also prioritize portfolio companies with strong management teams that understand and manage their key environmental and social risks and demonstrate good governance practices. We focus on financing buyouts, acquisition opportunities, organic growth of businesses, refinancing, recapitalizations, spin-offs and take-privates.

The loans in which we invest will generally pay floating interest rates based on a variable base rate. The senior secured loans and bonds in which we will primarily invest generally have stated terms of five to eight years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. In addition, we may invest in collateralized loan obligations (“CLOs”), in which case we will have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs, which means we will not be able to directly enforce any rights and remedies in the event of a default of a loan held by a CLO vehicle.

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

Investment Process

The Adviser applies a fundamental approach to the senior secured loans of companies seeking third party capital. Credit selection is driven by in-depth, company and sector specific fundamental research and analysis, direct negotiation of structures and documentation terms, and financial covenants, all with a focus on capital preservation.

Researching and Understanding Industries

The Adviser devotes considerable resources to researching and understanding the industries in which it invests. The Adviser senior leadership team has dedicated industry vertical coverage, which enables the team to develop deep specialized industry knowledge and extensive relationships with issuers, sponsors, management teams, industry consultants, bulge bracket and boutique investment bankers, lawyers and other private credit professionals. As part of the Onex Corp. franchise, the Adviser has access to over 170 credit and equity professionals with deep industry expertise, in overlapping industry verticals, and can leverage the considerable institutional resources allocated to researching and understanding the industries in which Onex invests across its platforms.1

Onex Corp. generally has strong relationships with major capital markets businesses, and seeks to maintain active dialogue with sponsors and management teams. The Adviser’s deal team leaders commit significant time in sourcing and evaluating investment opportunities within its industries of expertise. This domain expertise, coupled with relevant experience and past successes, makes the Adviser an attractive capital source for sponsors.

The Adviser’s investment approach is built on high industry selectivity, targeting more stable and less capital-intensive industries and avoiding more volatile sectors susceptible to market cyclicality and economic shocks. Over time, this selective approach has yielded default rates and loss rates meaningfully lower than the market average. Onex Credit has had a lower default rate on senior loan strategies (broadly syndicated loans and high yield bonds) than U.S. leveraged loan index in 15 of the last 16 years.2 Since 2008, Onex Credit’s average U.S. annual default rate has been 1/7 of the index: 0.4% Onex senior loans vs 2.6% index default rate. In addition, Onex Credit has invested over $3 billion across direct lending strategies since 2017, resulting in a low annualized loss rate of 0.15% and zero losses in the Company’s portfolio.3

________________________

1 Policies and procedures implemented by Onex from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Onex’s areas of operation or expertise that we draw on for purposes of pursuing attractive investment opportunities.

2 See footnote 1 under “Competitive Strengths”.

3 See footnote 1 under “Competitive Strengths”.

Data in diagram is as of December 31, 2023. Past performance is not indicative of future results. Default and loss rates reflect performance of funds and accounts managed within the Senior Loan Strategies, which traditionally have portfolios that consist of primarily of broadly syndicated loans, by Onex Credit only (for the avoidance of doubt, direct lending and private credit strategies managed by Onex Credit are not depicted in this graphic). The Company has experienced zero realized loan losses or non-accruals. See footnote 1 under “Competitive Strengths” for more information on the calculation of default and loss rates.

Actively Sourcing Opportunities

The Adviser believes that its ability to generate differentiated and high-quality deal flow is critical to the Adviser’s overall investment strategy. The Adviser has and seeks relationships with investment bankers, advisors, sponsors and owners who value collaboration in due diligence, balance sheet structuring and transaction execution. The objective is to forge true partnerships between the Adviser, the equity investor, and the portfolio company, and create an alignment of interests among the capital partners and the management team, so that all parties are committed to their roles in the successful execution of the value creation strategy.

Diverse Sourcing Networks

Onex Credit’s team has deep relationship networks that lead to a robust pipeline of potential investment opportunities. These extensive networks across the industry have been nurtured over the last 20-plus years as senior investment professionals of Onex Credit have been active in the private credit and private equity markets through multiple economic cycles.

Key sources of origination include full-service investment banks, regional intermediaries and specialized advisory firms. Onex Credit carefully considers the historic performance and behavior of sponsors. Additionally, Onex Credit’s Risk Management team presents on sponsor exposures at regularly scheduled risk meetings.

Onex Credit also sources opportunities from various types of sponsors including private equity sponsors, independent or fundless sponsors, management teams and entrepreneurs. Onex Credit prioritizes working with private equity firms that value having a lender-partner as opposed to solely as a credit provider. Onex Credit’s capabilities across the capital structure have a broad appeal to private equity sponsors in both new buyouts and acquisitions, as well as legacy portfolio companies. Onex Credit has established deep relationships within the private equity sponsor community, resulting in recurring partnerships and a diverse mix of private equity and independent or fundless sponsor transactions.

Deep and Seasoned Origination platform

Onex Credit has consistently invested in its origination platform with responsibilities shared across the business development and investment teams. Today, this sourcing effort is led by industry veterans dedicated to sourcing and business development and executed by Onex Credit’s approximately 70 credit investment professionals who each leverage their relationships to generate deal flow from a variety of deal sources. The efforts of these investment professionals are augmented by, and coordinated with, a dedicated business development and sponsor coverage team and additional resources from the broader Onex franchise. The key value driver within the sourcing process is to identify and develop those relationships in which the investment banker, sponsor, owner and/or management team values Onex Credit’s collaborative approach to solving complex and/or time-sensitive financing needs.

Broader Onex Network

As part of the Onex franchise, Onex Credit has access to approximately 70 credit professionals with deep industry expertise, in overlapping industry verticals, and can leverage the considerable institutional resources allocated to researching and understanding the industries in which Onex invests across its platforms. Focus areas of credit research for the Adviser and the broader Onex Credit

Platform are highly synergistic. Complementary coverage of key industries creates opportunities for cooperation in deal sourcing and transaction due diligence. Onex Credit has leading credit strategies spanning liquid middle market lending, tradeable credit, structured credit, high yield and opportunistic credit, creating significant opportunities for cross-platform leverage.

Onex’s private equity platforms offer the Adviser additional value-added resources and relationships. Onex Partners, beginning in 2000, and ONCAP, beginning in 2003, have collectively invested in over 110 companies, representing a total value of approximately $104 billion. With 100 private equity investment professionals, the opportunity to access knowledge and viewpoints on industries, companies and management teams offers significant opportunity. The Adviser intends to work collaboratively with the Onex private equity teams on select investment opportunities, particularly in the non-sponsored space, to lever firm domain knowledge and experience.

Regimented Deal and Relationship Tracking

The large universe of potential transactions that the Adviser reviews provides market insight, and when combined with the Adviser’s experience and resources, positions the Adviser to evaluate opportunities with a high degree of investment selectivity. The Adviser leverages a customer relationship management platform to track and manage its network of professional contacts, as well as the thousands of transactions reviewed throughout the Adviser’s history, to enhance its institutional knowledge.

Conducting Comprehensive Due Diligence

The Adviser will seek to rigorously underwrite investment opportunities, employing a variety of quantitative and qualitative analyses to develop a comprehensive investment thesis and establish expectations for performance and returns which will be regularly tested against company-specific, sector-specific, and macroeconomic news or events. The Adviser’s investment team will draw on their years of experience and will leverage relationships with legal and financial advisors, peer investment funds and financial sponsors to best position us to meet our investment objectives. The Adviser’s underwriting process is geared towards principal protection and risk/return calibration and will include an assessment of both the absolute value of a prospective investment as well as relative value across the portfolio and the broader opportunity set.

The Adviser’s standard due diligence procedures include meetings with the management team and sponsors, and may also include discussions with a combination of competitors, suppliers, customers and industry experts. The deal team also prepares and analyzes detailed financial models and prepares investment memoranda addressing risks and opportunities. Regular internal conversations among both the deal team, the broader team of the Adviser, and our investment committee ensure collaboration and the sharing of best practices and past experiences across Onex Corp.

Combining quantitative and qualitative information derived through due diligence with deep investing experience gained from evaluating thousands of investment opportunities, the Adviser’s investment professionals judge the likelihood that our management team and sponsor are capable of effectively executing the proposed strategy.

When evaluating a potential investment, the investment team will consider factors including the following:

Quality of Management

The Adviser utilizes multiple criteria in assessing the quality and suitability of a company’s management team. Ultimately, this due diligence seeks to determine the key personnel’s:

•
Integrity
•
Industry knowledge, experience and vision of market opportunity
•
Level of financial acuity and competence
•
Leadership ability and team building skill
•
Ability to execute complex business plans within a team environment
•
Crisis management ability
•
Personal commitment and long-term goals consistent with the Adviser’s interests

In addition, the Adviser contacts references provided by company management as well as references that may include competitors, industry organizations, lenders, equity investors and bankers. During the due diligence process, the Adviser may also conduct meetings with operations managers. Over the many hours spent with management in the due diligence process and additional time spent in objective reference checking, a clear picture of the strengths and weaknesses of the management team emerges.

Business Quality and Market Position

The Adviser’s investment process favors companies with strong market positions, demonstrable cash flow and seasoned and incentivized management teams. Such companies are better suited to grow market share, improve their competitive positions during inevitable industry downturns and offer investors a broader range of exit options. The Adviser’s investment team will seek to develop a detailed view of an issuer’s business trajectory and value which will typically consider factors including: (i) competitive advantages; (ii) presence of any proprietary assets; (iii) end market size and growth trajectory; (iv) economies of scale; (v) cyclicality and seasonality; (vi) competitive landscape; (vii) market share; (viii) customer concentration; and (ix) supplier concentration.

The Adviser tests and verifies management’s assumptions through a variety of sources including customers, competitors, industry studies, public analyst reports, government sanctioned reports and consultants. Threats to the market, such as obsolescence or substitute product/services, are also evaluated. If we operate in a market against a dominant competitor, the market demand for an alternative product that can compete effectively (on price, quality, etc.) is carefully analyzed.

The Adviser seeks to understand the market positioning, long-term viability and growth prospects of a company’s products and services. Changes in market share over time can provide insight into the strength of a brand’s product or service versus its competitors. Where appropriate, the Adviser seeks further insight through customer accounts, competitor accounts and third-party research. If the target company is involved with a retail product or service, customer reviews and our own diligence of the product provide incremental perspectives and input. For specialized products and services, the Adviser may hire outside consultants to help evaluate a company’s market positioning to augment our own research which may include “no-names” research directly with competitors to help determine both the perceived and actual strengths and weaknesses of the target company and its competitors. In many cases, this body of research triggers additional avenues of discussion with management.

The Adviser will seek differentiated business models that are resilient and well positioned to improve their competitive standing in their industries. The Adviser will examine the overall financial health, market positioning, and expertise of the management team to determine whether the business is in a strong position to withstand changes in the market. The Adviser has approached these investment opportunities with a heightened focus on diligence and selectivity, and an emphasis on strong sponsorship, size of company, and economically resilient industries.

Financial Analysis

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

The Adviser conducts a detailed review of a company’s consolidated historical financial performance, including its audited historical financial statements and the accompanying footnotes and management letters. Such information is reviewed for the past three to five years and over longer time periods if such information is available and pertinent. Consolidated financial information is also reviewed for time periods in which a company may have undergone significant changes (e.g., recessionary periods, inflationary periods, periods of acquisition integration, changes in industry dynamics, etc.). If a company completed acquisitions or major expansions, results of these acquisitions, integrations and expansions are also evaluated.

The Adviser evaluates how each business segment (subsidiary/division/product line) contributed to the financial and operational results. Revenues, profitability, margins, capital expenditures, working capital requirements and other items are analyzed. Results or conclusions are shared with senior management and where appropriate, operational and product line/division managers to test and affirm the findings. As part of this detailed review of historical financial performance, the Adviser examines a company’s performance through various economic cycles, and generally hires a service provider to perform a quality of earnings report.

Companies exhibiting increased risk due to the complexity of historic or projected financial statements are subject to a more detailed accounting review. In these complex cases, the Adviser often bolsters its own due diligence by using outside consultants such as mergers and acquisitions or forensic accountants, industry consultants, pension consultants, law firms and environmental consultants. Examples of these projects are an evaluation of the IT system supporting the accounting function or the use of forensic accountants to do a detailed inventory analysis or a review of certain transactions with affiliates.

With all this information, the Adviser builds a detailed financial model, focusing on revenues by business line and/or key customers as well as expenses and margins. This model shows the key variables that drive the profitability and cash flow of the business as well as the sensitivities around these factors. The investment team conducts detailed valuation methodologies, including discounted cash flow analysis, comparable companies, and precedent transactions, under various operating scenarios to determine the underlying enterprise value of a company and corresponding asset coverage on the investment.

Contracts / Liabilities

The Adviser’s due diligence process may include the review of material contracts with suppliers, customers and other parties. Such reviews are performed to understand the contract’s impact on the business and whether the major terms conform to typical industry practices. Important contractual features include pricing methodology, performance assurance mechanisms, delivery timetables and dispute resolutions. The impact of such contractual relationships is often fundamental to a company’s ability to operate and react in a variety of business environments.

The Adviser evaluates liabilities arising from business activities including potential contractual, regulatory, environmental and insurance exposures, and assesses whether a company is adequately protected through insurance or otherwise to prudently operate its business. The Adviser may hire outside consultants to review a company’s insurance policies and the sufficiency of the protection these policies provide. Evaluating a company’s liabilities is crucial in building financial and pricing models that take into account potential downside scenarios.

Enterprise Value / Asset Value

The Adviser’s due diligence and financial modelling process also seeks to understand the true enterprise value and asset value of the business, with particular emphasis on those factors which could lead to operational or return underperformance. In some instances, the Adviser will also assess a company’s asset value and the ability of physical infrastructure and information systems to handle anticipated growth.

ESG

We comply with the exclusion criteria which are set out in the Onex Responsible Investment policy meaning that we will not make any investments in companies:

•
deriving significant revenue (>10%) from the manufacturing of tobacco, adult entertainment, controversial weapons (chemical and biological weapons, anti-personnel land mines, cluster munitions, depleted uranium, white phosphorus, nuclear weapons), the mining of thermal coal, or the manufacturing of automatic or semi-automatic firearms for the civilian market; or
•
whose principal business (>50% revenue) involves the production of palm oil that has not been certified as sustainable by the Roundtable on Sustainable Palm Oil, or the operation or management of private prisons.

Documentation and Closing

The Adviser’s diligence process is designed to understand the true value of a business, and to price, structure and document its investments in a disciplined manner such that risk and return are rationally calibrated, all within a framework focused on downside protection. Documentation is an integral part of the Adviser’s decision-making process, as such terms and conditions specifically affect the risk/return characteristics of the investment. The Adviser’s investment team negotiates for relevant protections to ensure that the Adviser’s interests are protected. Outside counsel is used for advice and expertise in documentation, but never as a replacement for the Adviser’s direct involvement. The Adviser’s approach utilizes debt instruments with a variety of tailored terms and conditions including various combinations of coupons, length of call protection, non-call provisions, and other pricing mechanisms. Working with counsel we will structure the financing with an appropriate mix and attention to (i) financial maintenance covenants; (ii) restrictions on incremental debt; (iii) restrictions on ability to grant additional liens; (iv) limitations on making distributions or moving assets; and (v) limitations on making investments (including into unrestricted subsidiaries; etc.).

Thoughtfully Monitoring and Exiting Investments

The Adviser’s investment team will monitor the performance of investments to identify any material deviation from the assumptions, projections or conclusions of the Adviser’s investment team from the original underwriting. The Adviser’s investment team will monitor and evaluate ongoing data points including quarterly financial and operating reports from the business and relevant industry reporting to drive value-preservation and value-creation opportunities. The Adviser’s investment team remains in regular dialogue with its network of industry executives, investment bankers, legal and financial advisors, and industry experts and consultants to remain informed about any company or industry news and understand market dynamics or developments.

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

Investment professionals are expected to maintain “ownership” of an investment from the underwriting process through investment exit and provide the Adviser’s applicable investment committee with verbal and investment update memoranda when warranted by relevant news or company actions. When reviewing portfolio holdings, the Adviser’s investment team will re-underwrite the investment considering the same factors as upon original investment as well as any new developments, comparing actual performance to the Adviser’s initial thesis for the investment.

Frequent updates are provided to the Adviser’s applicable investment committee to allow for senior oversight and feedback. The team may be augmented with additional staff members as certain projects arise at the portfolio company. In the event a portfolio company experiences difficulties, the Adviser understands that defending its position may require the infusion of additional capital at attractive risk-adjusted returns during periods of rapid growth or during business downturns. Under the right circumstances, the Adviser remains prepared to provide support to a portfolio company and expects the same from the transaction sponsor; this approach enables it to invest as a true financial partner, actively supporting a portfolio company and its management team as they pursue the successful execution of a value-creation strategy.

The Adviser will evaluate all investments on a hold-to-maturity basis. Potential factors that may drive exits include (but are not limited to): strong bid for the position above where the Adviser sees fair value, change in view on underlying credits, poor manager performance and change in macroeconomic outlook.

Leveraging Onex Resources

In addition to its own dedicated finance, operations and legal teams, the Adviser has access to Onex Corp.’s corporate infrastructure, including finance, accounting, tax, regulatory, legal, investor relations and information technology support.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. In addition, we reimburse our Adviser for the allocable portion of our Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Each of our executive officers described herein is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

Investment Advisory Agreement

The Adviser serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser. The Investment Advisory Agreement will be in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Board who are not parties to the Investment Advisory Agreement or “interested persons” of us, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of our outstanding voting shares or by the vote of the Board or by the Adviser. The Investment Advisory Agreement was approved by our Board.

Effective March 5, 2024, Onex Falcon Investment Advisors, LLC, the Company’s prior investment adviser, assigned the Investment Advisory Agreement to the Adviser, a wholly-owned subsidiary of Onex Corp., pursuant to Rule 2a-6 under the 1940 Act. Accordingly, the Adviser is now the Company’s investment adviser. The Company and the Adviser amended and restated the Investment Advisory Agreement in its entirety to acknowledge such assignment. There will be no change to the fees, nor to the personnel overseeing the provision of investment management services to the Company.

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

Base Management Fee

Prior to July 1, 2023, the base management fee was payable quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Beginning on July 1, 2023, the base management fee is payable quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the base management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Management Fees for any partial quarter are prorated based on the number of days in the quarter.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

A. Subordinated Incentive Fee on Income:

The Subordinated Incentive Fee on Income will be determined and paid quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return Amount (as defined below) in respect of the Trailing Twelve Quarters. For purposes of the Subordinated Incentive Fee on Income calculations, each calendar quarter comprising the relevant Trailing Twelve Quarters that commenced prior to October 1, 2023 shall be known as a “Legacy Fee Quarter” while a calendar quarter that commenced on or after October 1, 2023 shall be known as a “Current Fee Quarter.” The Preferred Return Amount will be determined on a quarterly basis, and will be calculated by multiplying 1.75% by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Preferred Return Amount will be calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions and distributions during the applicable calendar quarter. The amount of the Subordinated Incentive Fee on Income that will be paid to the Adviser for a particular quarter will equal the excess of the Subordinated Incentive Fee on Income so calculated less the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser, in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) (the “Ordinary Income”) accrued during the calendar quarter, minus our operating expenses accrued during the calendar quarter (including, without limitation, the management fee, administration expenses and any interest expense and distributions paid on any issued and outstanding preferred shares, but excluding the Subordinated Incentive Fee on Income and the Incentive Fee on Capital Gains). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

Prior to October 1, 2023, the calculation of the Subordinated Incentive Fee on Income for each quarter is as follows:

(a)
No Subordinated Incentive Fee on Income shall be payable to the Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Preferred Return Amount;
(b)
100% of our Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Preferred Return Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.0588% by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15.0% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches 2.0588% per quarter (8.24% annualized) during the Trailing Twelve Quarters; and
(c)
For any quarter in which our Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Subordinated Incentive Fee on Income shall equal 15.0% of the amount of our Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Preferred Return Amount and Catch-Up Amount will have been achieved.

Beginning on October 1, 2023, the calculation of the Subordinated Incentive Fee on Income for each quarter is as follows:

(a)
No Subordinated Incentive Fee on Income shall be payable to the Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Preferred Return Amount;
(b)
100% of our Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Preferred Return Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying (i) 2.0588% by our NAV at the beginning of each applicable Legacy Fee Quarter comprising the relevant Trailing Twelve Quarters, or (ii) 2.0% by our NAV at the beginning of each applicable Current Fee Quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, on all of the Company’s Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches 2.0588% or 2.0% (8.24% or 8.0% annualized, respectively), as applicable, during the Trailing Twelve Quarters; and
(c)
For any quarter in which our Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Subordinated Incentive Fee on Income shall equal 15.0% for each Legacy Fee Quarter and 12.5% for each Current Fee Quarter of the amount of our Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Preferred Return Amount and Catch-Up Amount will have been achieved, provided, however, that the Subordinated Incentive Fee on Income for any quarter shall not be greater than 15.0% or 12.5%, as applicable, of the amount of our current quarter’s Pre-Incentive Fee Net Investment Income.

The Subordinated Incentive Fee on Income is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Legacy Fee Quarters included in the relevant Trailing Twelve Quarters and 12.5% of the cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Current Fee Quarters included in the relevant Trailing Twelve Quarters less (b) the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we shall pay no Subordinated Incentive Fee on Income to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Subordinated Incentive Fee on Income calculated in accordance with the above, we shall pay the Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Subordinated Incentive Fee on Income calculated in accordance with the above, we shall pay the Adviser the Subordinated Incentive Fee on Income for such quarter.

The following is a graphical representation of the calculation of the Incentive Fee based on Income, prior to October 1, 2023:

Percentage of Pre-Incentive Fee Net Investment Income comprising the Incentive Fee based on Income

(expressed as an annualized rate(1) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

(1)
The incentive fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.

The following is a graphical representation of the calculation of the Incentive Fee based on Income, beginning October 1, 2023:

Percentage of Pre-Incentive Fee Net Investment Income comprising the Incentive Fee based on Income

(expressed as an annualized rate(1) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

(1)
The incentive fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.

B. Incentive Fee on Capital Gains:

The second component of the incentive fee, the Incentive Fee on Capital Gains, shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee shall equal 15.0% prior to October 1, 2023 and 12.5% beginning October 1, 2023 of our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Adviser. The aggregate unrealized capital depreciation of ours shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

For accounting purposes only, we accrue, but do not pay, a capital gains incentive fee with respect to unrealized capital appreciation. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Example of Calculation of the Subordinated Incentive Fee on Income

For illustrative purposes, NAV is assumed to be constant as of the beginning of all four quarters and does not give effect to gains or losses in the preceding quarters.

Quarter 1:

•
Net Asset Value at the start of Quarter 1 = $100.0 million
•
Quarter 1 Pre-Incentive Fee Net Investment Income = $6.0 million
•
Quarter 1 Net Capital Gain = $1.0 million
•
Quarter 1 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)
•
Quarter 1 Catch-up Amount = $2.0 million (calculated based on an annualized 8.00% rate)

In Quarter 1, the Pre-Incentive Fee Net Investment Income of $6.0 million exceeds the Hurdle Amount of $1.75 million and the Catch-up Amount of $2.0 million. There are no Net Capital Losses (i.e., there is a Net Capital Gain). As a result, the Subordinated Incentive Fee on Income for the quarter would be $750,000. This is calculated as follows:

1)
nil for Pre-Incentive Fee Net Investment Income up to the hurdle rate (i.e., up to $1.75 million);
2)
100% of the amount above the Hurdle Amount up to the Catch-up Amount (100% of the difference between $2.0 million and $1.75 million or $250,000);
3)
12.5% of the amount above the Catch-up Amount (12.5% of the difference between $6.0 million and $2.0 million: $4,000,000 X 12.5% = $500,000)

Therefore, $250,000 + $500,000 = $750,000 which is the first quarter Subordinated Incentive Fee on Income due to the Adviser.

There is no Net Capital Loss and therefore no net downward adjustment giving effect to the Incentive Fee Cap.

Quarter 2:

•
Net Asset Value at the start of Quarter 2 = $100.0 million
•
Quarter 2 Pre-Incentive Fee Net Investment Income = $1.5 million
•
Quarter 2 Net Capital Gain = $1.0 million
•
Quarter 2 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)
•
Quarter 2 Catch-up Amount = $2.0 million (calculated based on an annualized 8.00% rate)

In Quarter 2, the Pre-Incentive Fee Net Investment Income of $1.5 million does not exceed the Quarter 2 Hurdle Amount of $1.75 million, but the aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters of $7.5 million (Quarter 1 Pre-Incentive Fee Net Investment Income of $6.0 million + Quarter 2 Pre-Incentive Fee Net Investment Income of $1.5 million) exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $3.5 million ($1.75 million quarterly hurdle for 2 quarters) and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $4.0 million ($2.0 million quarterly Catch-up Amount for 2 quarters). There are no Net Capital Losses. As a result, the Subordinated Incentive Fee on Income for the quarter would be $187,500. This is calculated as follows:

1)
nil for Pre-Incentive Fee Net Investment Income up to the hurdle rate (i.e., up to $3.5 million);
2)
100% of the amount above the Hurdle Amount up to the Catch-up Amount (100% of the difference between $4.0 million and $3.5 million or $500,000);
3)
12.5% of the amount above the Catch-up Amount (12.5% of the difference between $7.5 million and $4.0 million: $3,500,000 X 12.5% = $437,500);
4)
Less the $750,000 paid in Quarter 1.

Therefore: $500,000 + $437,500 - $750,000 = $187,500 and is the second quarter Subordinated Incentive Fee on Income due to the Adviser.

There is no Net Capital Loss and therefore no net downward adjustment giving effect to the Incentive Fee Cap.

Quarter 3:

•
Net Asset Value at the start of Quarter 3 = $100.0 million
•
Quarter 3 Pre-Incentive Fee Net Investment Income = $2.0 million
•
Quarter 3 Net Capital Loss = ($6.0) million
•
Quarter 3 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)
•
Quarter 3 Catch-up Amount = $2.0 million (calculated based on an annualized 8.00% rate)

In Quarter 3, the aggregate Pre-Incentive Fee Net Investment Income of the Trailing Twelve Quarters of $9.5 million (Quarter 1 Pre-Incentive Fee Net Investment Income of $6.0 million + Quarter 2 Pre-Incentive Fee Net Investment Income of $1.5 million + Quarter 3 Pre-Incentive Fee Net Investment Income of $2.0 million) exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $5.25 million ($1.75 million quarterly hurdle for 3 quarters) and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $6.0 million ($2.0 million quarterly Catch-up Amount for 3 quarters). However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply, and the calculations are as follows:

1)
nil for Pre-Incentive Fee Net Investment Income up to the hurdle rate (i.e., up to $5.25 million);
2)
100% of the amount above the Hurdle Amount up to the Catch-up Amount (100% of the difference between $6.0 million and $5.25 million or $750,000);
3)
12.5% of the amount above the Catch-up Amount (12.5% of the difference between $9.5 million and $6.0 million: $3,500,000 X 12.5% = $437,500);
4)
Less the $750,000 paid in Quarter 1 and $187,500 paid in Quarter 2 (for $937,500).

Therefore: $750,000 + $437,500 - $937,500 = $250,000. There is however an aggregate Net Capital Loss of ($4.0) million and the Incentive Fee Cap applies.

Incentive Fee Cap of ($250,000) is calculated as:

1)
12.5% of aggregate Pre-Incentive Fee Net Investment Income ($9.5 million) minus aggregate Net Capital Loss ($4.0 million): 12.5% X $5.5 million = $687,500;
2)
Less Incentive Fees paid in prior Quarters of $937,500.

The result is a negative number and the third quarter Subordinated Incentive Fee on Income due to the Adviser is nil.

Quarter 4:

•
Net Asset Value at the start of Quarter 4 = $100.0 million
•
Quarter 4 Pre-Incentive Fee Net Investment Income = $3.5 million
•
Quarter 4 Net Capital Gain = $3.0 million

•
Quarter 4 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate on $100.0 million of NAV)
•
Quarter 4 Catch-up Amount = $2.0 million (calculated based on an annualized 8.00% rate)

In Quarter 4, the aggregate Pre-Incentive Fee Net Investment Income of the Trailing Twelve Quarters of $13.0 million (Quarter 1 Pre-Incentive Fee Net Investment Income of $6.0 million + Quarter 2 Pre-Incentive Fee Net Investment Income of $1.5 million + Quarter 3 Pre-Incentive Fee Net Investment Income of $2.0 million + Quarter 4 Pre-Incentive Fee Net Investment Income of $3.5 million) exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $7.0 million ($1.75 million quarterly hurdle for 4 quarters) and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $8.0 million ($2.0 million quarterly Catch-up Amount for 4 quarters). There are no Net Capital Losses for the period; however, there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply, and the calculations are as follows:

1)
nil for Pre-Incentive Fee Net Investment Income up to the hurdle rate (i.e., up to $7.0 million);
2)
100% of the amount above the Hurdle Amount up to the Catch-up Amount (100% of the difference between $8.0 million and $7.0 million or $1,000,000);
3)
12.5% of the amount above the Catch-up Amount (12.5% of the difference between $13.0 million and $8.0 million: $5,000,000 X 12.5% = $625,000);
4)
Less the $937,500 paid in prior quarters.

Therefore: $1,000,000 + $625,000 - $937,500 = $687,500. There is, however, an aggregate Net Capital Loss of ($1.0) million and the Incentive Fee Cap applies.

The Incentive Fee Cap of $562,500 is calculated as follows:

1)
12.5% of aggregate Pre-Incentive Fee Net Investment Income ($13.0 million) minus aggregate Net Capital Loss ($1.0 million): 12.5% X $12.0 million = $1,500,000;
2)
Less Incentive Fees paid in prior Quarters of $937,500.

Therefore, because the Incentive Fee Cap is positive but less than the calculated Subordinated Incentive Fee on Income of $687,500 calculated prior to applying the Incentive Fee Cap, the incentive fee is limited to the cap and a Subordinated Incentive Fee on Income of $562,500 is payable to the Adviser for Quarter 4.

Examples of Calculation of Incentive Fee on Capital Gains

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

The Incentive Fee on Capital Gains, if any, would be:

None

•
Year 2: Investment A sold for $30 million, fair value of Investment B determined to be $25 million and fair value of Investment C determined to be $27 million. Result: Realized Gain of $10 million, Unrealized Loss of $5.0 million, and Unrealized Gain of $2.0 million

Using the assumptions above, the Incentive Fee on Capital Gains equals:

(A) 12.5% X ($10.0 million - $5.0 million = $625,000)

(B) minus $0.

Therefore, the Incentive Fee on capital gains equals $625,000.

•
Year 3: fair value of Investment B determined to be $29 million, and Investment C sold for $30 million resulting in Realized Gains since inception of $15 million, Unrealized Gains since inception of “0” and Unrealized Losses since inception of $1.0 million.

Using the assumptions above, the Incentive Fee on Capital Gains equals:

(A) 12.5% X ($15.0 million - $1.0 million = $1,750,000)

(B) minus $625,000.

Therefore, the Incentive Fee based on capital gains equals $1,125,000.

•
Year 4: fair value of Investment B determined to be $40 million resulting in Realized Gains since inception of $15 million, Unrealized Gains since inception of $10 million and Unrealized Losses since inception of “0”

Using the assumptions above, the Incentive Fee based on capital gains equals:

(A) 12.5% X ($15.0 million - $0 million = $1,875,000)

(B) minus $1,125,000

Therefore, the Incentive Fee on Capital Gains equals $125,000.

Payment of Our Expenses

The expenses of our operations borne by us include, by way of illustration and not limitation, the following: trustees’ fees paid to those trustees who are not interested trustees under the 1940 Act; the costs of preparing and printing our registration statements required under the Exchange Act and the 1940 Act (and amendments thereto); the expense of registering our Common Shares with the SEC and in the various states, as applicable; offering expenses associated with offering our Common Shares; the cost of trustee and officer liability insurance, reports to shareholders, reports to government authorities, and proxy statements; interest charges; taxes; legal expenses; salaries of personnel specifically employed or engaged by us and approved by our Board (including, but not limited to, our Chief Financial Officer and Chief Compliance Officer); association membership dues; auditing, accounting, and tax services; insurance premiums; brokerage and other costs incurred in connection with the purchase and sale of securities; fees and expenses of the custodian of our assets; shareholder servicing fees; expenses of calculating the NAV and repurchasing and redeeming shares; charges and expenses of dividend disbursing agents, registrars and stock transfer agents, fund administrators, and fund accountants; and the cost of keeping all necessary shareholder records and accounts.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services on our behalf. We reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of our expenses will ultimately be borne by shareholders.

Administration Agreement

Pursuant to the terms of the Administration Agreement, Onex Credit Advisor, LLC (the “Administrator”) performs (or oversees, or arranges for, the performance of) the administrative and compliance services necessary for our operations, including, but not limited to, maintaining financial records, filing of our tax returns, overseeing the calculation of our net asset value, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to our shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others, providing office space, equipment and office services, and such other services as the Administrator, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also conducts our relations with any sub-administrators, custodians, depositories, transfer agents, escrow agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and intermediaries, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable in fulfilling its administrative duties. The Administrator will assist the Adviser when providing on our behalf significant managerial assistance to those portfolio companies that request such assistance.

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

The Adviser and the Administrator will not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by us in connection with the matters to which the Investment Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and Administrator shall not be protected against any liability to us or our shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator will not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful.

License Agreement

We have entered into a license agreement with Onex Corporation (the “License Agreement”) that grants us a non-exclusive, royalty-free license to use the name “Onex,” “Onex Falcon,” “Onex Credit” and the Onex logo. Under the License Agreement, we have a right to use the “Onex,” “Onex Falcon” and “Onex Credit” names for so long as our Adviser or one of its affiliates remains our Adviser. Other than with respect to this limited license, we have no legal right to the “Onex,” “Onex Falcon” or “Onex Credit” names. The License Agreement will remain in effect for so long as the Investment Advisory Agreement with our Adviser is in effect.

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

Leverage and Senior Securities. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On September 16, 2021, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

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

Onex Falcon Direct Lending BDC SPV, LLC (“OFDL SPV”), a direct wholly-owned subsidiary of ours, as borrower, and us, as equity holder and collateral manager, entered into a Loan and Servicing Agreement dated as of October 4, 2021 (as amended December 27, 2021, March 31, 2022, July 14, 2022, and April 4, 2023, the “SPV Facility”) with Société Générale, as initial lender and agent, and certain financial institutions (the "Lenders"), and U.S. Bank National Association as collateral agent and collateral custodian. Under the SPV Facility, the amount available to OFDL SPV is currently $340.0 million. Borrowings under the SPV Facility will bear interest at the secured overnight financing rate (“SOFR”) plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). OFDL SPV will also pay an unused commitment fee on the unused commitment amount at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. We also pay a fee of 0.20% on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility terminates on October 2, 2026.

On September 8, 2022, we entered into an unsecured revolving loan agreement (the “Revolving Onex Loan”) with Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser (the “Onex Entity”), whereby the Onex Entity may advance amounts to us (each such amount, an “Onex Loan”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. We were required to meet certain requirements, including a leverage ratio threshold, before the Onex Entity is obligated to make a loan to us. The Revolving Onex Loan was intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under an Onex Loan bore interest at SOFR plus a spread of 2.60%.

On May 5, 2023, we terminated the Revolving Onex Loan and entered into an unsecured revolving loan agreement with Onex Credit Finance II Corporation (“OCF II”) (the “Revolving OCF II Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OCF II may advance amounts to us (each such amount, an “Onex Loan II”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan II of the day falling two years after the funding of such Onex Loan II. We are required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to us. The Revolving OCF II Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under an Onex Loan II will bear interest at SOFR plus a spread of 2.60%.

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

Affiliated Transactions. As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On March 29, 2022, the SEC issued an order, which was amended on September 26, 2023 (the “Order”), granting our application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the

Adviser or its affiliates (the “Affiliated Funds”) and, subject to satisfaction of certain conditions, proprietary accounts of the Adviser or its affiliates (“Proprietary Accounts”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies and certain criteria established by the Board.

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

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Zachary Drozd, zdrozd@onex.com.

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

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the initial offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our Common Shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our Common Shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our Common Shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address U.S. federal estate or gift taxes, the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our Common Shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our Common Shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

We elected to be treated, and intend to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

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

Distributions

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. We anticipate that our distributions will generally be paid from post-offering taxable earnings, including interest and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies. However, if we do not generate sufficient taxable earnings during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to shareholders after the end of each calendar year.

Specifically, subject to the requirements in the Code and the terms of any borrowings or other financings or similar obligations, and as determined by our Board in its discretion, we generally intend to distribute to our investors (i) pro rata based on the number of our common shares held by the shareholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), and (ii) substantially all of our available earnings, on a quarterly basis (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses, as opposed to proceeds received in connection with the disposition or repayment of an investment). We elected to be treated as a RIC and intend to qualify annually. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders on an annual basis. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to you. If this happens, you will be treated as if you had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you.

Depending on the level of taxable income and net capital gain earned in a year, we may choose to carry forward taxable income or net capital gain for distribution in the following year and pay the applicable U.S. federal excise tax. Distributions will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which we invest (including any corporate, state, local, non-U.S. and withholding taxes). Any incentive fee to be paid to our Adviser will not be reduced to take into account any such taxes.

We intend to pay dividends and distributions, if any, in cash to our shareholders. However, we can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Distributions to shareholders by us of ordinary income (including “market discount” realized by us on the sale of debt securities), and of net short-term capital gains, if any, realized by us will generally be taxable to shareholders as ordinary income to the extent such distributions are paid out of our current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the shareholder has owned our common shares. A distribution of an amount in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a shareholder as a return of capital which will be applied against and reduce the shareholder’s basis in his or her shares. To the extent that the amount of any such distribution exceeds the shareholder’s basis in his or her shares, the excess will be treated by the shareholder as gain from a sale or exchange of the shares. Distributions paid by us generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate shareholders.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the distribution reinvestment plan. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash. The additional shares received by a shareholder pursuant to the distribution reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account.

We may elect to retain our net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, we may designate the retained amount as undistributed capital gains in a notice to our shareholders, who will be treated as if each received a distribution of his or her pro rata share of such gain, with the result that each shareholder will (i) be required to report his or her pro rata share of such gain on his or her tax return as long-term capital gain, (ii) receive a refundable tax credit for his or her pro rata share of tax paid by us on the gain and (iii) increase the tax basis for his or her common shares by an amount equal to the deemed distribution less the tax credit.

The Internal Revenue Service currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, if we issue preferred shares, we intend to allocate capital gain dividends, if any, between its common shares and preferred shares in proportion to the total dividends paid to each class with respect to such tax year. Shareholders will be notified annually as to the U.S. federal tax status of distributions, and Shareholders receiving distributions in the form of additional shares will receive a report as to the NAV of those shares.

Sale or Exchange of Shares

Upon the sale, exchange or other disposition of our common shares (except pursuant to a repurchase by us, as described below), a shareholder will generally realize a capital gain or loss in an amount equal to the difference between the amount realized and the shareholder’s adjusted tax basis in the shares. Such gain or loss will be long-term or short-term, depending upon the shareholder’s holding period of the shares. Generally, a shareholder’s gain or loss will be a long-term gain or loss if the shares have been held for more than one year. For non-corporate taxpayers, long-term capital gains are currently eligible for reduced rates of taxation.

No loss will be allowed on the sale, exchange or other disposition of shares if the owner acquires (including pursuant to the distribution reinvestment plan) or enters into a contract or option to acquire securities that are substantially identical to such shares within 30 days before or after the disposition. In such a case, the basis of the securities acquired will be adjusted to reflect the disallowed loss. Losses realized by a shareholder on the sale, exchange or other disposition of shares held for six months or less are treated as long-term capital losses to the extent of any distribution of long-term capital gain received (or amounts designated as undistributed capital gains) with respect to such shares.

From time to time, we may offer to repurchase our outstanding shares. Shareholders who tender all common shares held, or considered to be held, by them will be treated as having sold their shares and generally will realize a capital gain or loss. If a shareholder tenders fewer than all of his or her common shares or fewer than all shares tendered are repurchased, such shareholder may be treated as having received a taxable dividend upon the tender of his or her common shares. In such a case, there is a risk that non-tendering shareholders, and shareholders who tender some but not all of their shares or fewer than all of whose shares are repurchased, in each case whose percentage interests in us increase as a result of such tender, will be treated as having received a taxable distribution from us. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming our common shares.

Under U.S. Treasury regulations, if a shareholder recognizes a loss with respect to shares of $2 million or more for an individual shareholder or $10 million or more for a corporate shareholder, the shareholder must file with the Internal Revenue Service a disclosure statement on Internal Revenue Service Form 8886. Direct shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Shareholders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Nature of Our Investments

Certain of our hedging and derivatives transactions are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause the Fund to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the intended characterization of certain complex financial transactions and (vii) produce income that will not be treated as qualifying income for purposes of the 90% gross income test described above.

These rules could therefore affect the character, amount and timing of distributions to shareholders and our status as a RIC. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

Below Investment Grade Instruments

We invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to preserve our status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

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

Market Discount

In general, we will be treated as having acquired a security with market discount if its stated redemption price at maturity (or, in the case of a security issued with original issue discount, its revised issue price) exceeds our initial tax basis in the security by more than a statutory de minimis amount. We will be required to treat any principal payments on, or any gain derived from the disposition of, any securities acquired with market discount as ordinary income to the extent of the accrued market discount, unless we make an election to accrue market discount on a current basis. If this election is not made, all or a portion of any deduction for interest expense incurred to purchase or carry a market discount security may be deferred until we sell or otherwise disposes of such security.

Currency Fluctuations

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income or receivables or expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or receivables or pays such liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency, foreign currency forward contracts, certain foreign currency options or futures contracts and the disposition of debt securities denominated in foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Foreign Taxes

Our investment in non-U.S. securities may be subject to non-U.S. withholding taxes. In that case, our yield on those securities would be decreased. Shareholders will generally not be entitled to claim a credit or deduction with respect to foreign taxes paid by us.

Preferred Shares or Borrowings

If we utilize leverage through the issuance of preferred shares or borrowings, it may be restricted by certain covenants with respect to the declaration of, and payment of, dividends on shares in certain circumstances. Limits on our payment of dividends on shares may prevent us from meeting the distribution requirements described above, and may, therefore, jeopardize our qualification for taxation as a RIC and possibly subject us to the 4% excise tax. We will endeavor to avoid restrictions on its ability to make dividend payments.

Backup Withholding

We may be required to withhold from all distributions and redemption proceeds payable to U.S. shareholders who fail to provide us with their correct taxpayer identification numbers or to make required certifications, or who have been notified by the Internal Revenue Service that they are subject to backup withholding. Certain shareholders specified in the Code generally are exempt from such backup withholding. This backup withholding is not an additional tax. Any amounts withheld may be refunded or credited against the shareholder’s U.S. federal income tax liability, provided the required information is timely furnished to the Internal Revenue Service.

Foreign Shareholders

U.S. taxation of a shareholder who is a nonresident alien individual, a foreign trust or estate or a foreign corporation, as defined for U.S. federal income tax purposes (a “foreign Shareholder”), depends on whether the income from us is “effectively connected” with a U.S. trade or business carried on by the shareholder.

If the income from us is not “effectively connected” with a U.S. trade or business carried on by the foreign Shareholder, distributions of investment company taxable income will be subject to a U.S. tax of 30% (or lower treaty rate), which tax is generally withheld from such distributions. However, dividends paid by us that are “interest-related dividends” or “short-term capital gain dividends” will generally be exempt from such withholding, in each case to the extent we properly report such dividends to shareholders. For these purposes, interest-related dividends and short-term capital gain dividends generally represent distributions of U.S.-source interest (but not non-U.S. source interest) or short-term capital gains that would not have been subject to U.S. federal withholding tax at the source if received directly by a foreign Shareholder, and that satisfy certain other requirements. Certain special rules apply if we qualify as a U.S. real property holding corporation. We do not expect these special rules to apply but there cannot be any assurance thereof. A foreign Shareholder whose income from us is not “effectively connected” with a U.S. trade or business would generally be exempt from U.S. federal income tax on capital gain dividends, any amounts retained by us that are designated as undistributed capital gains and any gains realized upon the sale, exchange or other disposition of shares. However, a foreign Shareholder who is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements will nevertheless be subject to a U.S. tax of 30% on such capital gain dividends, undistributed capital gains and gains realized upon the sale, exchange or other disposition of shares.

If the income from us is “effectively connected” with a U.S. trade or business carried on by a foreign Shareholder, then distributions of investment company taxable income, any capital gain dividends, any amounts retained by us that are designated as undistributed capital gains and any gains realized upon the sale, exchange or other disposition of shares will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents or domestic corporations. Foreign corporate shareholders may also be subject to the branch profits tax imposed by the Code. We may be required to withhold from distributions that are otherwise exempt from U.S. federal withholding tax (or taxable at a reduced treaty rate) unless the foreign shareholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption. The tax consequences to a foreign shareholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Foreign shareholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in us.

Additional Withholding Requirements

Under Sections 1471 through 1474 of the Code (such Sections commonly referred to as “FATCA”), a 30% U.S. federal withholding tax may apply to any dividends that we pay to (i) a “foreign financial institution” (as specifically defined in the Code), whether such foreign financial institution is the beneficial owner or an intermediary, unless such foreign financial institution agrees to verify, report and disclose its United States “account” holders (as specifically defined in the Code) and meets certain other specified requirements or (ii) a non-financial foreign entity, whether such nonfinancial foreign entity is the beneficial owner or an intermediary, unless such entity provides a certification that the beneficial owner of the payment does not have any substantial United States owners or provides the name, address and taxpayer identification number of each such substantial United States owner and certain other specified requirements are met. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. In addition, foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. You should consult your own tax advisor regarding FATCA and whether it may be relevant to your ownership and disposition of our Common Shares.

Other Taxation

Shareholders may be subject to state, local and foreign taxes on their distributions from us. Shareholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in us.

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

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement our Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice provisions for Trustee nominations or for shareholder proposals and to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Price declines in the medium-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased unrealized depreciation.

Conditions in the medium-sized U.S. corporate debt market may deteriorate, as seen during the 2008 financial crisis, which may cause pricing levels to similarly decline or be volatile. During the 2008 financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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

The Investment Advisory Agreement was approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us or by the Adviser upon 60 days’ written notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Adviser.

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

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”).

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of investment advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from this offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

We intend to generally fund distributions from operating cash flow in the ordinary course. However, shareholders should understand that we may make distributions from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser and/or the Administrator and that such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such fee or expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. To the extent that we borrow to fund distributions, the payment of interest on such borrowings will decrease our NAV, which would also cause the price per share to decrease. Shareholders should also understand that our future repayments to the Adviser or any lender will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or make expense reimbursements, if any.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

The success of our investment strategy and our investment activities will be affected by, and will depend, in part, upon general economic and market conditions in the U.S. and global economies, such as interest rates, currency exchange rates, availability of credit, credit defaults, inflation rates, economic uncertainty, as well as changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the countries in which we may invest. These factors may affect the level and volatility of securities prices and the liquidity of our portfolio investments, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments and prolonged disruption may prevent us from advantageously realizing or disposing of portfolio investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.

On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. The Russian invasion of Ukraine and the war between Israel and Hamas in the Middle East have led, are currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which we may invest varies, we (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent we may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which we invest, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

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

We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of us or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by us. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to us if an investment is affected, and any compensation provided by the relevant government may not be adequate.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, which has had, and may continue to have, a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 global pandemic. Recurrence of COVID-19 outbreaks, including any new and potentially more dangerous virus variants, could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of other more strict measures to combat outbreaks. Another severe outbreak of COVID-19 or another pandemic could disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

The COVID-19 pandemic contributed to certain conditions associated with the current macroeconomic environment and caused significant disruptions and instabilities in the global and U.S. financial markets or deteriorations in credit and financing conditions. A resurgence of COVID-19 or another pandemic or epidemic with effects similar to those of COVID-19 may adversely affect our and our portfolio companies’ liquidity positions.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The Adviser and its affiliates’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although the Adviser has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. The Adviser does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser, its affiliates, us and/or the shareholders, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Adviser, its affiliates’ and/or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of the Adviser. The Adviser and/or us could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income. Our inability to raise capital may result from broker-dealers determining not to recommend us to their customers because doing so may not be in the customers’ best interest.

Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim or, if such provisions are deemed inapplicable or unenforceable by a court, may cause us to incur additional costs associated with such action.

Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a duty owed by any trustee, officer or other agent of ours to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of Title 12 of the Delaware Code, Delaware statutory or common law, our Declaration of Trust, or (iv) any action asserting a claim governed by the internal affairs doctrine (for the avoidance of doubt, including any claims brought to interpret, apply or enforce the federal securities laws of the United States, including, without limitation, the 1940 Act or the securities or antifraud laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder) shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. In addition, our Declaration of Trust provides that no shareholder may maintain a derivative action on behalf of us unless holders of at least ten percent (10%) of the outstanding shares join in the bringing of such action. These provisions of our Declaration of Trust may make it more difficult for shareholders to bring a derivative action than a company without such provisions.

Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. These provisions may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with us or our trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

We are exposed to risks associated with changes in interest rates, including the current interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and may in the future continue to raise, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

Loans Risk. The loans that we may invest in include loans that are unitranche, first lien, second lien, third lien or that are unsecured. In addition, the loans we will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in this Annual Report, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

Although certain loans in which we may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, we could experience delays or limitations with respect to our ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, we will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those loans that are under-collateralized involve a greater risk of loss.

Further, there is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce remedies.

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in our NAV. In addition, we may not be able to readily dispose of our loans at prices that approximate those at which we could sell such loans if they were more widely-traded and, as a result of such illiquidity, we may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet our obligations. During periods of limited supply and liquidity of loans, our yield may be lower.

Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including us. Such court action could under certain circumstances include invalidation of loans.

If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of loans for investment by us may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If we attempt to sell a loan at a time when a financial institution is engaging in such a sale, the price we could get for the loan may be adversely affected.

We may acquire loans through assignments or participations. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

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

In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we may not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that we would otherwise conduct if it were investing directly in the loan, which may result in us being exposed to greater credit or fraud risk with respect to the borrower or the loan than we expected when initially purchasing the participation.

We also may originate loans or acquire loans by participating in the initial issuance of the loan as part of a syndicate of banks and financial institutions, or receive its interest in a loan directly from the borrower.

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

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of our investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

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

Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If we own a preferred security that is deferring its distribution, we may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the company level, we may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, we may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income we actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, we may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover our investment.

Bridge Financings. From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in our control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by us.

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

In the current interest rate environment, payments under floating rate debt instruments generally will rise and there may be a significant number of issuers of such floating rate debt instruments that are unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general.

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

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds are not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt and/or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

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

We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because the Adviser may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. Such limitations may result from, for example, the antifraud provisions of the federal securities laws. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

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
•
even if the conditions for income accrual under U.S. generally accepted accounting principles (“U.S. GAAP”) are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
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

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce our rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing our rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.

We may enter into securities lending agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If we enter into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest our cash collateral in accordance with our investment objectives and strategies. We will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to us, as the lender, an amount equal to any dividends or interest received on the securities lent.

We may invest the cash collateral received only in accordance with our investment objectives, subject to our agreement with the borrower of the securities. In the case of cash collateral, we expect to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for us.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, we, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by us if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. We may also call such loans in order to sell the securities involved. When engaged in securities lending, our performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by us in permissible investments.

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

Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with us and/ or our investments or alter the market practices our strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

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

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets at the end of the most recently completed calendar quarter. Although the Adviser has a fiduciary duty to us, including with respect to its receipt of compensation, because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in us making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising capital for or managing other investment entities that make the same types of investments that we target.

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for or managing other investment entities that make the same types of investments that we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

On March 29, 2022, the SEC issued an order, which was amended on September 26, 2023, granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for us to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching with respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies and certain criteria established by the Board.

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

Misconduct by employees or by third-party service providers could cause significant losses to us. Employee misconduct could include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses to us or Onex. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future activities.

There may be trademark risk, as we do not own the Onex name.

We do not own the Onex name, but we are permitted to use them as part of our corporate name pursuant to the License Agreement for so long as our Adviser or one of its affiliates remains our investment adviser. Use of the names by other parties or the termination of the License Agreement may harm our business.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act described as “qualifying” assets, (“Qualifying Assets”) unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-Qualifying Assets in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

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

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our Common Shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with public companies. In order to determine that we are not selling Common Shares below their then-current NAV, we are required to determine the net asset value of its shares within 48 hours prior to the sale of its shares. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if our Board, including our independent Trustees, determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of other clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. On March 29, 2022, the SEC issued an order, which was amended on September 26, 2023, granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for us to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching with respect of us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies and certain criteria established by the Board.

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

The Adviser will endeavor to build and manage a diversified portfolio of investments with representation in various industries and economic sectors, geographic regions, including non-U.S. markets, and deal types which may include growth financings, recapitalizations and buyouts. Despite the foregoing objectives, we may be concentrated in certain industries and/or economic sectors, geographic regions and/or deal types. We also may be more concentrated than other funds with similar diversification objectives.

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

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. In addition, borrowings by us may be secured by our assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

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

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by us, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to the incentive fee based on income.

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

We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to preserve our status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

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

Risks Related to an Investment in Our Common Shares

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

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.

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

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company’s profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

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
•
changes in the value of our portfolio investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of either of our Adviser or certain of its respective key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

As an externally managed closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our executive officers under the oversight of our Board of Trustees. Our executive officers are senior professionals of the Adviser and Onex Corp. and each of the Adviser and Administrator is a subsidiary of Onex Corp. As such, we are reliant on Onex Corp. for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Onex Corp. has provided to us regarding its cybersecurity program that are relevant to us.

Onex Corp. has established a dedicated cybersecurity team which maintains a comprehensive firmwide cybersecurity program to protect its systems, operations and the information stored within. Onex Corp.’s Audit, Nominating and Corporate Governance

Committee receives at minimum, quarterly cybersecurity updates from the Managing Director – Enterprise Technology, who leads Onex Corp.’s program and who works closely with senior management to develop and advance Onex’s cybersecurity strategy.

As part of Onex Corp.’s ongoing cybersecurity operations, the cybersecurity team regularly conducts testing to identify vulnerabilities that could be exploited by attackers often using various automated tools as well as a managed service provider. The team examines and validates the cybersecurity program and cyber risk posture annually with third parties, measuring it against industry standards and established frameworks, such as the National Institute of Standards and Technology (“NIST”), Center for Internet Security and the International Organization for Standardization (ISO). Onex maintains a comprehensive Security Incident Response Policy, an Incident Response Plan, and Incident Response Playbooks to ensure that any non-routine events are properly investigated and escalated where necessary. On an annual basis, these plans, policies and processes are validated and practiced with senior executives and representatives from key areas of the firm through a cyber-incident tabletop simulation exercise. Onex Corp. engages with a Managed Security Services Provider (the “MSSP”) who conducts vulnerability scanning and cyber threat intelligence on a weekly basis at minimum. Additionally, third-party cybersecurity consultants are engaged to perform penetration testing on a bi-annual basis. The findings are reviewed, prioritized and remediated in alignment with the recommendations from the external consultant.

In addition to Onex Corp.’s cybersecurity team’s internal exercises to test aspects of its cybersecurity program, Onex Corp. periodically engages independent third parties to assess the risks associated with its information technology resources and information assets. Among other matters, these third parties analyze data on the interactions of users of enterprise information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of the cybersecurity systems and processes.

Onex Corp. maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to track cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Onex Corp.’s cybersecurity management team periodically discusses and reviews cybersecurity risks and related mitigants at its Cybersecurity Excellence Quarterly Forum.

Onex Corp. employs a process designed to assess, typically prior to onboarding, the cybersecurity risks associated with the engagement of third-party vendors, including those of its externally managed companies such as us. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Onex Corp. may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Onex Corp. seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Onex Corp. also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.

For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Onex Corp. and its affiliates in managing these risks, see “Item 1A. Risk Factors— Risks Related to Our Business and Structure—We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information” for a discussion of risks from cybersecurity threats.” in this Annual Report on Form 10-K.

Cybersecurity Governance

Onex Corp. has a dedicated cybersecurity team, led by the Managing Director – Enterprise Technology Services, who works closely with senior management, including Onex Corp.’s Chief Financial Officer, to develop and advance the firm’s cybersecurity strategy, which applies to us.

The Managing Director – Enterprise Technology and Manager, Cybersecurity have extensive experience in technology and cybersecurity, respectively. The cybersecurity team of Onex Corp. is responsible for all aspects of cyber and physical security across Onex Corp.

The cybersecurity team of Onex Corp. is headed by the Managing Director – Enterprise Technology who has 18 years of IT experience across financial services, healthcare and manufacturing industries in Canada including as the VP Financial Crimes and Enterprise Risk Technology at CIBC that provided cybersecurity platforms and services to protect the bank. Reporting to the Managing Director – Enterprise Technology, is the Manager, Cybersecurity who has over 15 years of experience in cybersecurity including Incident Readiness and Response, Strategy, GRC, Vulnerability and Threat Management, Business Continuity, Disaster Recovery. The Manager, Cybersecurity also has a BSc in Business Information Systems, and a Cybersecurity Bootcamp Certification from the University of Toronto. Reporting to the Manager, Cybersecurity is an IT Security Analyst who has over 5 years of experience in cybersecurity, including Digital Forensics, Identity and Access Management, Third-Party Risk Management. The IT Security

Analyst also has a BSc in Forensic Science, an MSc in Information Security and Digital Forensics, and is currently pursuing a PHD in Information Systems and Design.

Onex Corp. conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The cybersecurity team of Onex Corp. reviews the cybersecurity framework annually as well as on an event-driven basis as necessary. Onex Corp.’s cybersecurity team and Onex Corp.’s MSSP also review the scope of the cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Onex Corp.’s and its affiliates’ information and systems.

Our Board is responsible for understanding the primary risks to our business. The Board is responsible for reviewing periodically our and the Adviser’s information technology security controls and related compliance matters, with management. Onex Corp.’s cybersecurity team reports to the Board at least annually on cybersecurity matters, including risks facing us and the Adviser and, as applicable, certain incidents. In addition to such periodic reports, the Board or a committee thereof may receive updates from management as to our and the Adviser’s cybersecurity risks and Onex Corp.’s cybersecurity program developments.

Impact of Cybersecurity Risks

In 2023, we did not experience a material cybersecurity incident. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Risks Related to Our Business and Structure— We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.”

Item 2. Properties.

Our corporate headquarters are located at 930 Sylvan Avenue, Englewood Cliffs, NJ 07632 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Holders

As of February 28, 2024, there were 8 holders of record of our Common Shares.

Distributions

On March 1, 2024, the Board declared a distribution of $0.77 per share for shareholders of record on March 5, 2024, payable on March 21, 2024. We currently intend to distribute distributions to our shareholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

The following table summarizes the unregistered common shares of beneficial interest, par value $0.001, sold to investors, including feeder vehicles:

Date of Unregistered Sale	Amount of Common Shares	Consideration
January 3, 2022 (number of shares finalized on January 24, 2022)	2,514,909	$62,973,318
April 1, 2022 (number of shares finalized on April 21, 2022)	864,352	21,600,167
July 5, 2022 (number of shares finalized on July 22, 2022)	519,027	12,809,581
October 3, 2022 (number of shares finalized on October 24, 2022)	246,090	6,036,592
January 3, 2023 (number of shares finalized on January 23, 2023)	44,339	1,088,965
April 3, 2023 (number of shares finalized on April 24, 2023)	18,186	445,000
July 3, 2023 (number of shares finalized on July 24, 2023)	630,841	15,525,000
September 1, 2023 (number of shares finalized on September 29, 2023)	6,869	169,043
October 2, 2023 (number of shares finalized on October 20, 2023)	38,744	950,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. This discussion contains forward-looking statements and involves substantial risks and uncertainties, and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 4 of this Annual Report. Actual results could differ materially from those implied or expressed in any forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” and the “Company” refer to Onex Direct Lending BDC Fund.

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of December 31, 2023 and 2022, the total amount of non-qualifying assets to total assets was approximately 5.8% and 7.4%, respectively.

Our investment objective is to generate current income while preserving capital, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We invest primarily in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. The Company may also seek to invest in the subordinated debt and equity, including warrants, options, convertible instruments, of middle market companies.

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

We are externally managed by Onex Credit Advisor, LLC, a subsidiary of Onex Corporation, as investment adviser. The Adviser also serves as our administrator and provides administrative services necessary for us to operate.

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

We primarily generate revenue in the form of interest income from our investments in debt investments that consist primarily of senior and junior secured loans. Our debt investments are spread across multiple industries and geographic locations and, as such, we are broadly exposed to market conditions and business environments. As a result, although our investments are exposed to market risks, we continuously seek to limit concentration of exposure in any particular sector or issuer. Our debt investments typically have a term of five to 10 years, but the expected average life of such securities is generally between three and five years. The loans in which we invest will generally bear interest at a floating rate usually determined on the basis of a benchmark, such as SOFR, or an alternate base rate. In addition, some of our investments may provide for PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. To a lesser extent, we may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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

Portfolio and Investment Activity

As of December 31, 2023 we had investments in 30 portfolio companies with an aggregate fair value of $533.1 million. As of December 31, 2023 and 2022, the total amount of non-qualifying assets to total assets was approximately 5.8% and 7.4%, respectively.

Our investment activity for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022
Investments made in portfolio companies	$108,266,876	$338,843,134
Investments repayments	(81,295,385)	(73,264,521)
Net investment activity	$26,971,491	$265,578,613
Portfolio companies at beginning of year or period	28	14
Number of investments in new portfolio companies	5	16
Number of exited portfolio companies	3	2
Portfolio companies at end of year or period	30	28
Percentage of investment commitments at floating rates	100.0%	100.0%
Percentage of investment commitments at fixed rates	—	—
Weighted average contractual interest rate of investments based on par	12.11%	10.86%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.5%	Healthcare & Pharmaceuticals	17.8%
Hy Cite Enterprises, LLC	5.0%	High Tech Industries	17.1%
MIS Acquisition, LLC	4.7%	Business Services	16.4%
Connect America.com, LLC	4.7%	Consumer Goods: Durable	9.6%
Medallia, Inc.	4.7%	Consumer Goods: Non-durable	7.9%
MMS Bidco LLC	4.6%	Sovereign & Public Finance	6.2%
BCDI Meteor Acquisition, LLC	4.6%	Insurance	5.5%
SailPoint Technologies Holdings Inc.	4.3%	Transportation: Cargo	3.8%
Montana Buyer Inc.	4.1%	Automotive	3.6%
APT Opco, LLC	4.0%	Beverage, Food & Tobacco	3.2%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2022:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Hy Cite Enterprises, LLC	5.6%	Healthcare & Pharmaceuticals	19.4%
IEC Corporation	5.1%	High Tech Industries	16.9%
Connect America.com, LLC	4.9%	Business Services	14.2%
MMS Bidco LLC	4.9%	Sovereign & Public Finance	10.7%
BCDI Meteor Acquisition, LLC	4.8%	Consumer Goods: Durable	10.4%
BCP V Everise Acquisition LLC	4.8%	Consumer Goods: Non-durable	8.4%
Medallia, Inc.	4.7%	Transportation: Cargo	4.1%
Amplity Parent, Inc.	4.6%	Wholesale	4.0%
SailPoint Technologies Holdings, Inc.	4.4%	Automotive	3.7%
Montana Buyer Inc. (ApexAnalytix)	4.2%	Construction & Building	2.8%
The industry composition of our portfolio at fair value at December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Automotive	3.6%	3.7%
Beverage, Food & Tobacco	3.2%	—%
Business Services	16.4%	14.2%
Chemicals, Plastics & Rubber	—%	1.2%
Construction & Building	2.5%	2.8%
Consumer Goods: Durable	9.6%	10.4%
Consumer Goods: Non-durable	7.9%	8.4%
Consumer Services	1.6%	1.9%
Forest Products & Paper	2.0%	2.3%
Healthcare & Pharmaceuticals	17.8%	19.4%
High Tech Industries	17.1%	16.9%
Insurance	5.5%	—%
Sovereign & Public Finance	6.2%	10.7%
Transportation: Cargo	3.8%	4.1%
Wholesale	2.8%	4.0%
Total Investments	100.0%	100.0%

As of December 31, 2023 and 2022, our investments consisted of the following:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$532,378,544	$526,032,489	$501,621,705	$496,354,293
Equity	9,585,173	7,033,311	9,182,145	8,588,300
Total Investments	$541,963,717	$533,065,800	$510,803,850	$504,942,593

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$533,065,800	100.0%	$504,942,593	100.0%
Non-accrual	—	0.0%	—	0.0%
Total Investments	$533,065,800	100.0%	$504,942,593	100.0%

Results of Operations

For information regarding results of operations for the period ended December 31, 2021, see our Form 10-K for the year ended December 31, 2022.

Our operating results for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Total investment income	$66,639,937	$38,318,027
Net expenses	34,595,214	17,392,119
Net investment income	32,044,723	20,925,908
Net realized and unrealized gain (loss)	(2,254,796)	(4,765,933)
Net increase in net assets resulting from operations	$29,789,927	$16,159,975
Net investment income per common share—basic and diluted	$2.72	$1.84
Net increase in net assets resulting from operations per common share—basic and diluted	$2.53	$1.42

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

Investment income for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Interest income	$64,203,156	$34,692,176
Payment-in-kind interest income	1,556,095	1,878,423
Other income	880,686	1,747,428
Total investment income	$66,639,937	$38,318,027
Weighted average contractual interest rate on performing interest bearing investments	12.11%	10.86%
Weighted average contractual interest rate on all interest bearing investments	12.11%	10.86%

For the years ended December 31, 2023 and 2022, we have generated interest income, including PIK, of $65.8 million and $36.6 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income increased primarily as a result of the increase in the size of our portfolio and increase in the weighted average yield of our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par for the year or period ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Average position size of portfolio (in millions)	$12.0	$15.1
Weighted average contractual interest rate of investments based on par	12.11%	10.86%

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

Expenses

Expenses for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Management fee	$5,037,244	$5,383,193
Incentive fee	6,010,349	1,725,588
Administration fee	1,112,000	1,139,325
Organizational and offering costs	—	95,093
Professional fees	1,454,636	1,101,460
Trustees’ fees	177,167	179,447
Interest and credit facility expense	20,622,950	6,920,661
Other general and administrative expense	1,080,868	847,352
Total Expenses	35,495,214	17,392,119
Incentive fee waiver	(900,000)	—
Net Expenses	$34,595,214	$17,392,119

Total expenses were $35.5 million and $17.4 million for the years ended December 31, 2023 and 2022, respectively. Prior to July 1, 2023, we paid our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Beginning on July 1, 2023, we pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

For the years ended December 31, 2023 and 2022, the Adviser voluntarily waived incentive fees totaling $0.9 million and $0, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $81.3 million and $73.3 million during the years ended December 31, 2023 and 2022, from which we realized net gains totaling $0.8 million and $0.8 million, respectively. We recognized gains on partial principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
Sales, repayments or exits of investments	$81,295,385	$73,264,521
Net realized gains (losses) on investments:
Gross realized gains	$1,515,644	$855,515
Gross realized losses	(733,780)	(16,469)
Net realized gains (losses) on investments	$781,864	$839,046

The net realized gains on investments for the year ended December 31, 2023 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
IEC Corporation	$515,387
BCP V Everise Acquisition LLC	466,308
Atlas Intermediate III, L.L.C.	66,028
KeyData Associates Inc. (1)	(636,139)
Other, net	370,280
Net realized gain (loss) on investments	$781,864
(1)
Includes realized loss on foreign currency of $0.7 million.

The net realized gains on investments for the year ended December 31, 2022 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
AmeriTex Pipe & Products, LLC	$537,469
Schumacher Electric Corporation	122,346
Other, net	179,231
Net realized gain (loss) on investments	$839,046

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
Unrealized appreciation	$6,632,337	$1,125,203
Unrealized depreciation	(9,668,997)	(6,730,182)
Net change in unrealized appreciation (depreciation) on investments	$(3,036,660)	$(5,604,979)

For the years ended December 31, 2023 and 2022, the net change in unrealized appreciation (depreciation) on investments totaled $(3.0) million and $(5.6) million, respectively, was primarily due to fair market value depreciation. The fair value of our debt investments decreased due to volatility in part by rising rates and inflation, partially offset by continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity.

The changes in net unrealized appreciation and depreciation on investments for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
Portfolio Company	2023	2022
Ameritex Pipe & Products, LLC	$—	$30,365
Amplity Parent, Inc.	(3,444,951)	(412,351)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	19,487	188,938
APT Opco, LLC	532,355	(426,865)
Atlas Intermediate III, L.L.C.	129,316	(129,317)
BCDI Meteor Acquisition, LLC	216,212	61,492
BCP V Everise Acquisition LLC	(5,585)	5,585
Bullhorn, Inc.	131,121	(251,544)
Celerion Buyer, Inc.	383,559	(6,874)
Connect America.com, LLC	640,664	(518,313)
Crash Champions Intermediate, LLC	334,808	160,982
Foundation Risk Partners, Corp.	543,645	—
GS AcquisitionCo, Inc.	339,052	(428,939)
Hy Cite Enterprises, LLC	480,937	34,515
IEC Corporation	171,739	(169,657)
Jackson Paper Manufacturing Company	50,219	(194,599)
Kelso Industries LLC	(7,955)	—
KeyData Associates Inc.	933,348	(728,601)
Keystone Purchaser, LLC	(275,305)	(9,915)
Medallia, Inc.	269,700	(113,354)
Milestone Technologies, Inc.	(61,409)	(3,887)
MIS Acquisition, LLC	(12,252)	—
MMS Bidco LLC	242,786	86,510
Montana Buyer Inc.	291,174	(15,754)
Pansophic Learning Ltd.	(125,899)	171,014
Project Cloud Holdings, LLC	(21,842)	—
S4T Holdings Corp.	285,343	115,515
SailPoint Technologies Holdings Inc.	594,720	(493,587)
Schumacher Electric Corporation	—	5,892
Spark DSO, LLC	42,152	(76,526)
Steele Solutions, Inc.	(373,867)	162,351
Wellful Inc.	(347,559)	(1,301,706)
IMB Midco LLC (formerly, WSP Midco LLC)	(3,953,381)	(1,448,393)
Zips Car Wash, LLC	(1,038,992)	102,044
Net change in unrealized appreciation (depreciation) on investments	$(3,036,660)	$(5,604,979)

During the years ended December 31, 2023 and 2022, we recognized net unrealized gains (losses) on foreign currency of $0.7 million and $(0.8) million, respectively.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2023, the net increase in net assets resulting from operations was $29.8 million or $2.53 per share. For the year ended December 31, 2022, the net increase in net assets resulting from operations was $16.2 million or $1.42 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of December 31, 2023, our asset coverage ratio was 203.7%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of December 31, 2023, we had $9.8 million in cash and cash equivalents on hand, plus $77.0 million and $80.0 million available to us under our borrowing facilities with Société Générale and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the year ended December 31, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
September 30, 2023	637,710	15,694,043
December 31, 2023	38,744	950,000
	738,979	$18,178,008

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the period ended December 31, 2022:

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

The following table presents the share repurchases completed during the year ended December 31, 2023:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—
July 17, 2023	August 11, 2023	1,786,378	$24.61	1,515,317	—
October 13, 2023	November 9, 2023	560,843	$24.52	292,023	—
				2,774,886
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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our DRP for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
August 9, 2023	August 15, 2023	September 21, 2023	0.70	7,717,295	185,275
November 8, 2023	November 8, 2023	December 21, 2023	0.77	8,441,950	190,654
December 7, 2023	December 7, 2023	December 21, 2023	0.17	1,863,807	42,092
			$2.82	$32,068,284	776,503

The following table reflects the distributions declared on common shares and common shares issued pursuant to our dividend reinvestment plan for the year ended December 31, 2022:

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2023 and 2022, our asset coverage ratio was 203.7% and 245.0%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2023:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$263,000,000	$—	$263,000,000	$—	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$263,000,000	$—	$263,000,000	$—	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2022:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$211,000,000	$—	$—	$211,000,000	$—
Revolving Onex Loan	—	—	—	—	—
Total	$211,000,000	$—	$—	$211,000,000	$—

The weighted average interest rate on aggregate principal amount outstanding was 7.1% and 5.2% as of December 31, 2023 and 2022, respectively.

The ratio of total principal amount of debt outstanding to net assets as of December 31, 2023 was 0.96:1.00 compared to 0.69:1.00 as of December 31, 2022.

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

Related Party Transactions

We have entered into certain contracts with affiliated or related parties. In particular, we entered into (1) an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we pay our Adviser an annual base management fee based on our total assets, excluding cash and cash equivalents, and incentive fees based on our performance and (2) an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” for a description of our obligations under these agreements. We also entered into an Expense Support Agreement with the Adviser, whereby the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser if certain conditions are met. We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. See “Note 3. Related Party Transactions – Expense Support Agreement” for a description of our obligations under this agreement. We also entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity could advance amounts to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. On May 5, 2023, we terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan, whereby OCF II may advance an Onex Loan II to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each OCF II Loan of the day falling two years after the funding of such OCF II Loan. We are required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to us. The Revolving OCF II Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under the OCF II Loan will bear interest at SOFR plus a spread of 2.60%.

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

As of December 31, 2023 and 2022, we had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2023	December 31, 2022
Unfunded delayed draw term loan commitments	$3,926,790	$31,857,888
Unfunded revolver obligations	15,736,196	14,671,351
	$19,662,986	$46,529,239

Recent Developments

On January 2, 2024, we issued, in connection with our private placement of our common shares, 21,853 common shares for an aggregate amount of $0.5 million.

On February 9, 2024, we repurchased common shares in connection with our tender offer as follows:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
(1)
All repurchase requests were satisfied in full.

On March 1, 2024, the Board declared a quarterly dividend of $0.77 per share for the Company's shareholders of record as of March 5, 2024, payable on March 21, 2024.

Critical Accounting Estimates

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

Investments for which market quotations are readily available are typically valued at the average bid and ask prices of such market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities for which market quotations are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process. Accordingly, such investments go through our multi-step valuation process as described below. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of the Adviser, does not represent fair value.

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

A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investment may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

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

Uncertainty with respect to the economic effects of interest rates, inflation, the war between Russia and Ukraine, the war between Israel and Hamas, the lingering effects of the COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—Risks Related to Our Business and Structure—General economic conditions could adversely affect the performance of our investments” and “Risk Factors—Risks Related to Our Business and Structure—The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies”. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2023 and 2022, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to LIBOR, SOFR or PRIME, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2023 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$16,252,906	$7,890,000	$8,362,906
Up 200 Basis Points	10,835,271	5,260,000	5,575,271
Up 100 Basis Points	5,417,635	2,630,000	2,787,635
Down 100 Basis Points	(5,417,635)	(2,630,000)	(2,787,635)
Down 200 Basis Points	(10,835,271)	(5,260,000)	(5,575,271)
Down 300 Basis points	(16,252,906)	(7,890,000)	(8,362,906)

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

Inflation Risk

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and may in the future continue to raise, certain benchmark interest rates in an effort to combat inflation.

Item 8. Consolidated Financial Statements and Supplementary Data.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Boston, MA, PCAOB ID 34)	F-1

Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	F-2

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021	F-3

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021	F-5

Consolidated Schedules of Investments as of December 31, 2023 and 2022	F-6

Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Onex Direct Lending BDC Fund

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Onex Direct Lending BDC Fund and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the years ended December 31, 2023 and 2022, and the period from October 1, 2021 (commencement of operations) through December 31, 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2023 and the period from October 1, 2021 (commencement of operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boston, MA

March 6, 2024

We have served as the Company's auditor since 2021.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $541,963,717 and $510,803,850, respectively)	$533,065,800	$504,942,593
Cash and cash equivalents	9,813,406	6,395,756
Restricted cash	2,742,185	35,323
Interest and other receivables	4,275,291	10,168,492
Deferred financing costs (net of $2,040,130 and $928,463 in amortized expenses, respectively)	843,014	1,954,681
Prepaid expenses	222,390	175,075
Total Assets	550,962,086	523,671,920
Liabilities:
Credit facility (Note 5)	263,000,000	211,000,000
Payable for investments purchased	8,100,000	—
Management fee payable (Note 3)	864,947	1,629,663
Incentive fee payable (Note 3)	960,462	1,725,588
Administration fee payable (Note 3)	910,036	1,300,016
Interest payable	3,654,305	1,666,977
Accrued expenses and other liabilities	771,027	436,897
Total Liabilities	278,260,777	217,759,141
Commitments and Contingencies (Note 10)	—	—
Net Assets	$272,701,309	$305,912,779
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 11,196,319 and 12,455,723 shares issued and outstanding, respectively)	$11,198	$12,456
Additional paid-in capital	280,591,727	311,618,675
Accumulated distributable earnings (losses)	(7,901,616)	(5,718,352)
Net Assets	$272,701,309	$305,912,779
Net Asset Value Per Share	$24.36	$24.56

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

	Year Ended December 31,		Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2023	2022
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$64,203,156	$34,692,176	$3,301,395
Payment-in-kind interest income	1,556,095	1,878,423	—
Other income	880,686	1,747,428	239,285
Total Investment Income	66,639,937	38,318,027	3,540,680
Expenses:
Management fee	5,037,244	5,383,193	761,633
Incentive fee	6,010,349	1,725,588	—
Administration fee	1,112,000	1,139,325	140,000
Organizational and offering costs (Note 2)	—	95,093	1,063,211
Professional fees	1,454,636	1,101,460	449,509
Trustees’ fees	177,167	179,447	45,000
Interest and credit facility expense	20,622,950	6,920,661	248,418
Other general and administrative expense	1,080,868	847,352	150,229
Total Expenses	35,495,214	17,392,119	2,858,000
Expense support from Adviser	—	—	(1,398,234)
Incentive fee waiver	(900,000)	—	—
Net Expenses	34,595,214	17,392,119	1,459,766
Net Investment Income (Loss)	32,044,723	20,925,908	2,080,914
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	781,864	839,046	14,923
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(3,036,660)	(5,604,979)	(256,279)
Net realized and unrealized gain (loss)	(2,254,796)	(4,765,933)	(241,356)
Net Increase (Decrease) in Net Assets Resulting from Operations	$29,789,927	$16,159,975	$1,839,558
Net investment income (loss) per common share —Basic and Diluted	$2.72	$1.84	$0.30
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$2.53	$1.42	$0.26
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	11,778,339	11,392,989	6,972,902

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

	Common Shares
	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of October 1, 2021 (commencement of operations)	—	$—	$—	$—	$—
Net investment income (loss)				2,080,914	2,080,914
Net realized gain (loss) on investments				14,923	14,923
Net change in unrealized appreciation (depreciation) on investments				(256,279)	(256,279)
Issuance of common shares	7,692,345	7,692	192,864,840		192,872,532
Distributions to shareholders				(2,076,931)	(2,076,931)
Shares issued in connection with dividend reinvestment plan	79,855	80	1,996,303		1,996,383
Balance as of December 31, 2021	7,772,200	7,772	194,861,143	(237,373)	194,631,542
Net investment income (loss)				20,925,908	20,925,908
Net realized gain (loss) on investments				839,046	839,046
Net change in unrealized appreciation (depreciation) on investments				(5,604,979)	(5,604,979)
Issuance of common shares	4,144,379	4,144	103,415,515		103,419,659
Distributions to shareholders				(21,640,954)	(21,640,954)
Shares issued in connection with dividend reinvestment plan	539,144	540	13,342,017		13,342,557
Balance as of December 31, 2022	12,455,723	12,456	311,618,675	(5,718,352)	305,912,779
Net investment income (loss)				32,044,723	32,044,723
Net realized gain (loss) on investments				781,864	781,864
Net change in unrealized appreciation (depreciation) on investments				(3,036,660)	(3,036,660)
Issuance of common shares	738,979	739	18,177,269		18,178,008
Redemption of common shares	(2,774,886)	(2,774)	(68,163,078)		(68,165,852)
Distributions to shareholders				(32,068,284)	(32,068,284)
Shares issued in connection with dividend reinvestment plan	776,503	777	19,053,954		19,054,731
Tax reclassification of net assets	—	—	(95,093)	95,093	—
Balance as of December 31, 2023	11,196,319	$11,198	$280,591,727	$(7,901,616)	$272,701,309

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

	Year Ended December 31,		Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$29,789,927	$16,159,975	$1,839,558
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(781,864)	(839,046)	(14,923)
Net change in unrealized (appreciation) depreciation on investments	3,036,660	5,604,979	256,279
Net accretion of discount on investments	(1,850,417)	(1,451,317)	(404,971)
Amortization of deferred financing costs	1,111,667	834,681	—
Amortization of deferred offering costs	—	95,093	—
Payment-in-kind interest income	(1,556,095)	(1,878,423)	—
Purchases and drawdowns of investments	(108,266,876)	(338,843,134)	(260,706,815)
Sales and repayments of investments	81,295,385	73,264,521	20,070,258
(Increase) decrease in operating assets:
Interest and other receivables	5,893,201	(8,279,813)	(1,888,679)
Deferred financing costs	—	—	(1,212,383)
Deferred offering costs	—	—	(95,093)
Prepaid expenses	(47,315)	(16,367)	(158,708)
Increase (decrease) in operating liabilities:
Management fee payable	(764,716)	868,030	761,633
Incentive fee payable	(765,126)	1,725,588	—
Administration fee payable	(389,980)	(709,664)	2,009,680
Interest payable	1,987,328	1,512,453	154,524
Payable for investments purchased	8,100,000	(14,893,750)	14,893,750
Accrued expenses and other liabilities	334,130	356,347	80,550
Net cash provided by (used in) operating activities	17,125,909	(266,489,847)	(224,415,340)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	18,178,008	103,419,659	194,868,915
Redemption of common shares	(68,165,852)	—	—
Distributions to shareholders	(13,013,553)	(8,298,397)	(2,076,931)
Borrowings on credit facility	81,500,000	304,000,000	119,801,505
Payments on credit facility	(29,500,000)	(210,000,000)	(2,801,505)
Financing costs paid	—	(1,576,980)	—
Net cash provided by (used in) financing activities	(11,001,397)	187,544,282	309,791,984
Net increase (decrease) in cash and cash equivalents	6,124,512	(78,945,565)	85,376,644
Cash and cash equivalents and restricted cash, beginning of period	6,431,079	85,376,644	—
Cash and cash equivalents and restricted cash, end of period	$12,555,591	$6,431,079	$85,376,644

Supplemental and Non-Cash Information
Cash paid for interest	$17,523,955	$4,573,527	$112
Reinvestments of distributions	$19,054,731	$13,342,557	$—

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$9,813,406	$6,395,756	$85,376,644
Restricted cash	2,742,185	35,323	—
Total cash and cash equivalents and restricted cash	$12,555,591	$6,431,079	$85,376,644

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Crash Champions Intermediate, LLC	Initial Term Loan	1M SOFR + 7.00%	0.75%	12.36%	8/8/2022	8/1/2029	6,293,023	$6,183,816	$6,284,213	2.3%	(5)
Crash Champions Intermediate, LLC	2022 Term Loan	1M SOFR + 7.00%	0.75%	12.36%	8/8/2022	8/1/2029	9,925,000	9,571,368	9,911,105	3.6%	(5)
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	1M SOFR + 7.00%	0.75%	12.36%	8/8/2022	8/1/2029	2,686,046	2,639,580	2,682,286	1.0%	(5)
Crash Champions Intermediate, LLC	Revolving Credit Loan	PRIME + 5.25%	0.75%	13.75%	8/8/2022	8/1/2028	403,101	388,847	401,798	0.1%	(8) (13)
Total Automotive								18,783,611	19,279,402	7.1%
Beverage, Food & Tobacco
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.50%	1.00%	11.96%	4/10/2023	3/31/2029	14,872,881	14,457,643	14,459,415	5.3%	(5)
Project Cloud Holdings, LLC	Delayed Draw Term Loan	1M SOFR + 6.50%	1.00%	11.96%	4/10/2023	3/31/2029	1,525,424	1,504,853	1,483,017	0.5%	(5) (8) (13)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.50%	1.00%	11.96%	4/10/2023	3/31/2028	915,253	883,107	881,329	0.3%	(8) (13)
Total Beverage, Food & Tobacco								16,845,603	16,823,761	6.2%
Business Services
BCP V Everise Acquisition LLC	Cov-Lite Term Loan B	3M SOFR + 6.00%	—	11.39%	12/14/2023	12/14/2029	9,000,000	8,100,000	8,100,000	3.0%
Kelso Industries LLC	Eighth Amendment Term Loan	1M SOFR + 6.50%	1.00%	12.02%	11/17/2023	5/16/2027	15,657,895	15,351,747	15,344,737	5.6%	(5)
Kelso Industries LLC	Revolving Loan	1M SOFR + 6.50%	1.00%	12.04%	11/17/2023	5/16/2027	939,473	913,577	912,632	0.3%	(8) (13)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	12.00%	12/7/2022	12/7/2028	13,313,793	13,084,993	13,027,547	4.8%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	12.00%	12/7/2022	12/8/2028	206,897	181,384	173,534	0.1%	(8) (13)
MIS Acquisition, LLC	Initial Term Loan	3M SOFR + 6.75%	1.00%	12.12%	11/16/2023	11/17/2028	26,133,333	25,360,599	25,349,333	9.3%	(5)
MIS Acquisition, LLC	Revolving Loan	3M SOFR + 6.75%	1.00%	—	11/16/2023	11/17/2028	—	(55,014)	(56,000)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 5.75%	0.75%	11.11%	7/22/2022	7/22/2029	21,483,000	21,115,534	21,366,992	7.8%	(5)
Montana Buyer Inc.	Revolving Loan	FFR + 4.75%	0.75%	11.11%	7/22/2022	7/22/2028	350,000	312,808	336,770	0.1%	(8) (13)
Total Business Services								84,365,628	84,555,545	31.0%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 7.25%	0.50%	12.91%	3/18/2022	3/18/2027	13,881,774	13,683,161	13,500,025	5.0%	(5)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 7.25%	0.50%	—	3/18/2022	3/18/2027	—	(24,845)	(53,225)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,658,316	13,446,800	4.9%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.45%	12/29/2022	10/29/2028	24,812,500	24,279,227	24,556,931	9.0%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	13.65%	11/12/2021	11/12/2026	26,678,962	26,179,976	26,678,962	9.8%	(5)
Total Consumer Goods: Durable								50,459,203	51,235,893	18.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.43%	10/1/2021	6/30/2026	20,846,085	20,597,404	20,585,509	7.5%	(5)
Connect America.com, LLC	Incremental Term Facility	6M SOFR + 7.00%	1.00%	12.74%	4/6/2022	6/30/2026	1,231,767	1,208,056	1,216,370	0.4%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M SOFR + 6.25%	0.75%	11.72%	11/16/2021	4/21/2027	14,156,250	14,148,945	12,607,910	4.6%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	11.72%	11/16/2021	4/21/2027	4,843,750	4,664,448	4,313,965	1.6%	(5) (12)
Total Consumer Goods: Non-durable								40,618,853	38,723,754	14.2%
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	12.71%	7/13/2022	3/1/2024	9,648,940	9,636,433	8,699,485	3.2%	(5) (8) (13)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Total Consumer Services								9,636,433	8,699,485	3.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	3M SOFR + 7.25%	1.00%	12.79%	10/1/2021	8/26/2026	11,245,718	11,091,029	10,952,205	4.0%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	3M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(16,223)	(34,800)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,074,806	10,917,405	4.0%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M SOFR + 7.50%	1.00%	12.96% (1.50% PIK)	2/4/2022	1/31/2027	21,625,196	21,377,471	17,881,874	6.6%	(5)
Amplity Parent, Inc.	Revolving Credit Facility	1M SOFR + 7.50%	1.00%	12.96% (1.50% PIK)	2/4/2022	1/31/2027	1,488,145	1,464,351	1,102,646	0.4%	(8) (13)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.50%	1.00%	12.11%	12/28/2021	12/28/2026	19,833,333	19,571,109	19,674,667	7.2%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	12.13%	12/28/2021	12/28/2026	1,536,012	1,522,969	1,523,724	0.6%	(5) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	6M SOFR +6.50%	0.75%	11.93%	11/7/2022	11/3/2029	14,401,841	14,095,275	14,401,841	5.3%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	6M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2029	—	(46,870)	—	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	6M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2028	—	(23,249)	—	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 6.00%	1.00%	11.69%	6/30/2022	6/30/2027	24,687,500	24,313,767	24,643,063	9.0%	(5)
Spark DSO, LLC	First Lien Term Loan	3M SOFR + 7.75%	1.00%	13.29% (5.75% PIK)	2/9/2022	4/19/2026	14,779,515	14,692,572	14,662,757	5.4%	(5)
Spark DSO, LLC	Revolver	1M SOFR + 7.75%	1.00%	13.29% (5.75% PIK)	2/9/2022	4/19/2026	570,988	560,735	556,176	0.2%	(8) (13)
Total Healthcare & Pharmaceuticals								97,528,130	94,446,748	34.6%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2022-1 Incremental Term Loan	1M SOFR + 5.50%	1.00%	10.86%	3/23/2022	7/15/2027	12,814,019	12,627,721	12,778,140	4.7%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Term Loan	1M SOFR + 6.00%	1.00%	11.36%	3/21/2023	7/15/2027	3,349,688	3,291,107	3,340,308	1.2%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	3/21/2023	3/21/2025	—	(13,354)	(4,550)	0.0%	(5) (7) (8) 10) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.50%	1.00%	10.96%	11/10/2021	9/30/2026	14,716,177	14,686,944	14,564,600	5.3%	(5) (10)
GS AcquisitionCo, Inc.	Initial Term Loan	3M SOFR + 5.50%	1.00%	11.00%	11/3/2021	5/22/2026	12,249,679	12,226,819	12,117,382	4.4%	(5)
Medallia, Inc.	Initial Term Loan	3M SOFR + 6.00%	0.75%	11.95% (4.00% PIK)	10/29/2021	10/29/2028	25,409,669	25,089,506	25,236,883	9.3%	(5) (9)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.00%	0.75%	11.36%	8/16/2022	8/16/2029	23,123,123	22,738,403	22,834,084	8.4%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.00%	0.75%	—	8/16/2022	8/16/2028	—	(28,911)	(23,460)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								90,618,235	90,843,387	33.3%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 6.75%	0.75%	12.20%	3/8/2023	10/29/2028	19,843,466	19,305,744	19,829,575	7.3%	(5) (15)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 6.75%	0.75%	12.20%	3/8/2023	10/29/2028	9,273,580	9,247,274	9,267,088	3.4%	(5) (8) (13) (15)
Total Insurance								28,553,018	29,096,663	10.7%
Sovereign & Public Finance
Pansophic Learning Ltd.	Senior Secured Term Loan	3M SOFR + 7.25%	1.00%	12.90%	3/25/2022	3/25/2027	13,000,000	12,954,884	13,000,000	4.8%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	11.47%	12/27/2021	12/27/2026	15,145,454	14,971,724	15,145,454	5.6%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	11.47%	12/27/2021	12/27/2026	4,522,818	4,501,421	4,522,818	1.7%	(5) (8) (13)
Total Sovereign & Public Finance								32,428,029	32,668,272	12.0%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	6M SOFR + 5.75%	1.00%	11.64%	2/1/2022	5/7/2027	21,084,476	20,789,872	20,504,652	7.5%	(5) (9)
Total Transportation: Cargo								20,789,872	20,504,652	7.5%
Wholesale
IMB Midco LLC (formerly, WSP Midco LLC)	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.53%	10/1/2021	4/27/2027	17,257,983	17,028,940	14,906,583	5.5%	(5)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2027	—	(10,133)	(115,861)	0.0%	(7) (8) (11) (13)
Total Wholesale								17,018,807	14,790,722	5.4%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Total Debt Investments								532,378,544	526,032,489	192.9%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,500,000	0.6%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,249,811	0.5%	(10)
Total Business Services								2,479,662	2,749,811	1.0%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	3,348,236	1.2%	(14)
Total Consumer Goods: Non-durable								3,131,511	3,348,236	1.2%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	359,543	0.1%
Total Sovereign & Public Finance								200,000	359,543	0.1%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units				5/15/2023	N/A	374	374,000	575,721	0.2%	(6)
Total Wholesale								3,774,000	575,721	0.2%
Total Equity								9,585,173	7,033,311	2.6%
Total Non-controlled/Non-affiliated investments								$541,963,717	533,065,800	195.5%	(16)
Liabilities in Excess of Other Assets									(260,364,491)	-95.5%
Total Net Assets									$272,701,309	100.0%
(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted as Canadian dollar ("CAD").
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”) or Canadian Dollar Offered Rate (“CDOR” or “C”) or alternative base rate (commonly known as the U.S. Prime Rate (“Prime” or “P”), unless otherwise noted), which reset periodically based on the terms of the loan agreement. As of December 31, 2023, the 1-Month SOFR or “1M SOFR” was 5.35%, the 3-Month SOFR or “3M SOFR” was 5.33%, the 6-Month SOFR or “6M SOFR” was 5.16%, and the Prime was 8.50%.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 5.8% of total assets as of December 31, 2023.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of December 31, 2023, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,488,145	$—	$738,887
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	Delayed Draw Term Loan	1,625,000	—	—	1,625,000
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	1,547,619	3,214,286	—
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	2,713,178	2,713,178	—	—
Crash Champions Intermediate, LLC	Revolver	930,233	403,101	—	527,132
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	9,306,818	9,306,818	—	—
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Kelso Industries LLC	Revolver	1,342,105	939,473	—	402,632
Milestone Technologies, Inc.	Revolver	1,551,724	206,897	—	1,344,827
MIS Acquisition, LLC	Revolver	1,866,667	—	—	1,866,667
Montana Buyer Inc.	Revolver	2,450,000	350,000	—	2,100,000
Project Cloud Holdings, LLC	Delayed Draw Term Loan	1,525,424	1,525,424	—	—
Project Cloud Holdings, LLC	Revolver	1,220,338	915,253	—	305,085
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	4,545,455	—	—
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	570,988	625,000	1,304,012
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
Steele Solutions, Inc.	Delayed Draw Term Loan	3,225,806	—	3,225,806	—
IMB Midco LLC (formerly, WSP Midco LLC)	Delayed Draw Term Loan	3,401,460	—	3,401,460	—
IMB Midco LLC (formerly, WSP Midco LLC)	Revolver	850,365	—	—	850,365
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	15,234,375	—
		$79,641,889	$34,277,976	$25,700,927	$19,662,986
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See “Note 3. Related Party Transactions.”
(16)
As of December 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $541,963,717, resulting in gross unrealized appreciation and depreciation of $4,457,241 and $13,355,158, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

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

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,410,454	$—	$816,578
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	—	—	4,761,905
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Crash Champions Intermediate, LLC	Revolver	930,233	—	—	930,233
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	724,138	—	827,586

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Montana Buyer Inc.	Revolver	2,450,000	—	—	2,450,000
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	—	—	4,545,455
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	—	—	2,500,000
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
Steele Solutions, Inc.	Delayed Draw Term Loan	3,225,806	—	1,612,903	1,612,903
WSP Midco LLC	Delayed Draw Term Loan	3,401,460	—	—	3,401,460
WSP Midco LLC	Revolver	850,365	—	—	850,365
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	—	15,234,375
		$60,042,359	$11,900,217	$1,612,903	$46,529,239
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

Onex Direct Lending BDC Fund

Notes to Consolidated Financial Statements

Note 1. Organization

Effective March 5, 2024, Onex Falcon Direct Lending BDC Fund changed its name to Onex Direct Lending BDC Fund (the “Company”). The Company, a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Effective March 5, 2024, Onex Falcon Investment Advisors, LLC, the Company’s prior investment adviser, assigned the Investment Advisory Agreement to Onex Credit Advisor, LLC. The Company is managed by Onex Credit Advisor, LLC, (the “Adviser”). The Adviser, subject to the overall supervision of the board of trustees (the “Board”) provides investment advisory services to the Company. The Adviser also provides administrative services necessary for the Company to operate.

The Company’s investment objective is to generate current income while preserving capital and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The Company invests primarily in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. The Company may also seek to invest in the subordinated debt and equity, including warrants, options, and convertible instruments, of middle market companies.

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

Cash and Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments. The carrying amounts for money market investments approximate fair value. Restricted cash consists of deposits pledged as collateral. Cash, cash equivalents and restricted cash are held at major financial institutions and, at times, may exceed the insured limits under applicable law.

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

Investments for which market quotations are readily available are typically valued at the average bid and ask prices of such market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities for which market quotations are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process. Accordingly, such investments go through the Company’s multi-step valuation process as described below. Investments purchased within the quarter before the valuation date may each be valued at cost, unless such valuation, in the judgment of the Adviser, does not represent fair value.

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

As part of the valuation process, the Adviser will primarily use the “income approach” by using a present value technique that discounts the estimated contractual cash flows. Discount rates applied to estimated contractual cash flows for an underlying asset vary by specific investment, industry, priority and nature of the debt security and are assessed relative to leveraged loan and high-yield bond indices at the valuation date. The use of market indices as part of the valuation methodology is subject to adjustment for many factors, including priority, collateral used as security, structure, performance and other quantitative and qualitative attributes of the asset being valued. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.

When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board.

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

The Company reimburses the Adviser for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Company will reimburse the allocated costs incurred by the Adviser and Administrator in providing those services. No person who is an officer, trustee or employee of the Adviser or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee.

For the year or period ended December 31, 2023, 2022 and 2021, the Company incurred administrative fees of $1.1 million, $1.1 million, and $0.1 million, respectively.

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

For the year or period ended December 31, 2023, 2022 and 2021, management fees were $5.0 million, $5.4 million, and $0.8 million, respectively.

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

(1)
Subordinated Incentive Fee on Income

The Subordinated Incentive Fee on Income will be determined and paid quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return Amount (as defined below) in respect of the Trailing Twelve Quarters. For purposes of the Subordinated Incentive Fee on Income calculations, each calendar quarter comprising the relevant Trailing Twelve Quarters that commenced prior to October 1, 2023 shall be known as a “Legacy Fee Quarter” while a calendar quarter that commenced on or after October 1, 2023 shall be known as a “Current Fee Quarter.” The Preferred Return Amount will be determined on a quarterly basis, and will be calculated by multiplying 1.75% by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Preferred Return Amount will be calculated after making appropriate adjustments to the Company’s NAV at the beginning of each applicable calendar quarter for Company subscriptions and distributions during the applicable calendar quarter. The amount of the Subordinated Incentive Fee on Income that will be paid to the Adviser for a particular quarter will equal the excess of the Subordinated Incentive Fee on Income so calculated less the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser, in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

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

For the year or period ended December 31, 2023, 2022, and 2021, incentive fees were $6.0 million, $1.7 million, and $0, respectively, of which the Adviser voluntarily waived $0.9 million for the year ended December 31, 2023.

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

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On March 29, 2022, the SEC issued an order, which was amended on September 26, 2023 (the “Order”) granting the Company's application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) and, subject to satisfaction of certain conditions, proprietary accounts of the Adviser or its affiliates (“Proprietary Accounts”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of its independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies and certain criteria established by the Board.

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

The Company may or may not reimburse remaining expense support in the future. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of December 31, 2023. The following table summarizes the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through
December 31, 2021	$2,858,000	$1,459,766	$1,398,234	December 31, 2024

Shares held by Affiliated Accounts

As of December 31, 2023 and 2022, certain entities affiliated with the Company held shares of the Company. As of December 31, 2023 and 2022, the Adviser and its affiliate held an aggregate of 653,383 and 65 shares, approximately 5.8% and 0.001% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$532,378,544	$526,032,489	$501,621,705	$496,354,293
Equity	9,585,173	7,033,311	9,182,145	8,588,300
Total Investments	$541,963,717	$533,065,800	$510,803,850	$504,942,593

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2023 and 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$19,279,402	3.6%	$18,641,767	3.7%
Beverage, Food & Tobacco	16,823,761	3.2%	—	—%
Business Services	87,305,356	16.4%	71,864,705	14.2%
Chemicals, Plastics & Rubber	—	—%	6,299,949	1.2%
Construction & Building	13,446,800	2.5%	13,891,279	2.8%
Consumer Goods: Durable	51,235,893	9.6%	52,528,261	10.4%
Consumer Goods: Non-durable	42,071,990	7.9%	42,386,720	8.4%
Consumer Services	8,699,485	1.6%	9,694,347	1.9%
Forest Products & Paper	10,917,405	2.0%	11,681,141	2.3%
Healthcare & Pharmaceuticals	94,446,748	17.8%	97,294,977	19.4%
High Tech Industries	90,843,387	17.1%	85,401,792	16.9%
Insurance	29,096,663	5.5%	—	—%
Sovereign & Public Finance	33,027,815	6.2%	53,948,701	10.7%
Transportation: Cargo	20,504,652	3.8%	20,953,208	4.1%
Wholesale	15,366,443	2.8%	20,355,746	4.0%
Total Investments	$533,065,800	100.0%	$504,942,593	100.0%

	December 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
United States	$531,815,989	99.8%	$493,799,332	97.8%
Canada	1,249,811	0.2%	11,143,261	2.2%
Total Investments	$533,065,800	100.0%	$504,942,593	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$16,921,875	$509,110,614	$526,032,489
Equity	—	—	7,033,311	7,033,311
Total Investments	$—	$16,921,875	$516,143,925	$533,065,800

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$17,733,300	$478,620,993	$496,354,293
Equity	—	—	8,588,300	8,588,300
Total Investments	$—	$17,733,300	$487,209,293	$504,942,593

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2023	$478,620,993	$8,588,300	$487,209,293
Purchases and drawdowns of investments	107,863,849	403,027	108,266,876
Proceeds from principal pre-payments and sales of investments	(56,107,885)	—	(56,107,885)
Payment-in-kind	1,556,095	—	1,556,095
Net accretion of discount on investments	1,830,325	—	1,830,325
Net change in unrealized appreciation (depreciation) on investments	(725,499)	(1,958,016)	(2,683,515)
Net realized gain (loss) on investments	204,767	—	204,767
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(24,132,031)	—	(24,132,031)
Balance as of December 31, 2023	$509,110,614	$7,033,311	$516,143,925
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,841,457)	$(1,958,016)	$(3,799,473)

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2022	$221,562,845	$4,585,750	$226,148,595
Purchases and drawdowns of investments	329,509,984	4,602,483	334,112,467
Proceeds from principal pre-payments and sales of investments	(72,858,271)	—	(72,858,271)
Payment-in-kind	1,878,423	—	1,878,423
Net accretion of discount on investments	1,390,622	—	1,390,622
Net change in unrealized appreciation (depreciation) on investments	(3,703,340)	(599,933)	(4,303,273)
Net realized gain (loss) on investments	840,730	—	840,730
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance as of December 31, 2022	$478,620,993	$8,588,300	$487,209,293
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,703,340)	$(599,933)	$(4,303,273)

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2023 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$382,741,551	Discounted cash flow	Discount rate	6.2% - 108.9% (12.4%)	Decrease
	76,718,361	Yield analysis	Market yield	11.2% - 16.4% (12.6%)	Decrease
	49,650,702	Recent transactions	Transaction price	N/A	N/A
Equity	7,033,311	Enterprise value waterfall	EBITDA multiple	12.5x - 15.4x (14.2x)	Increase
	$516,143,925

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2022 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$280,648,742	Discounted cash flow	Discount rate	6.9% - 12.0% (9.5%)	Decrease
	145,565,023	Yield analysis	Market yield	10.2% - 12.3% (11.4%)	Decrease
	52,407,228	Recent transactions	Transaction price	97.5 - 98.0 (97.75)	N/A
Equity	7,088,300	Enterprise value waterfall	EBITDA multiple	13.5x - 16.2x (15.3x)	Increase
	1,500,000	Recent transactions	Transaction price	100.0 (100.0)	N/A
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

Debt obligations consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SPV Facility	$340,000,000	$263,000,000	$340,000,000	$211,000,000
Revolving Onex Loan	—	—	80,000,000	—
Revolving OCF II Loan	80,000,000	—	—	—
	$420,000,000	$263,000,000	$420,000,000	$211,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the year or period ended December 31, 2023, 2022, and 2021, the components of interest expense were as follows:

	Year Ended December 31,		Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2023	2022
Interest expense	$19,511,283	$6,085,980	$154,636
Amortization of deferred financing costs	1,111,667	834,681	93,782
Total interest and credit facility expense	$20,622,950	$6,920,661	$248,418
Average debt outstanding	$249,411,202	$116,377,049	$11,197,826
Weighted average interest rate	7.1%	5.2%	2.4%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
September 30, 2023	637,710	15,694,043
December 31, 2023	38,744	950,000
	738,979	$18,178,008

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
September 30, 2022	519,027	12,809,581
December 31, 2022	246,091	6,036,592
	4,144,379	$103,419,659

The following table summarizes the total shares issued and proceeds received during the period ended December 31, 2021:

Period Ended	Shares Issued	Proceeds Received
December 31, 2021	7,692,345	$192,872,532
	7,692,345	$192,872,532

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

The following table summarizes the distribution declarations and common shares issued pursuant to the dividend reinvestment plan for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
August 9, 2023	August 15, 2023	September 21, 2023	0.70	7,717,295	185,275
November 8, 2023	November 8, 2023	December 21, 2023	0.77	8,441,950	190,654
December 7, 2023	December 7, 2023	December 21, 2023	0.17	1,863,807	42,092
			$2.82	$32,068,284	776,503

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

The following table summarizes the distribution declarations and common shares issued pursuant to the dividend reinvestment plan for the period ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
December 20, 2021	December 20, 2021	December 21, 2021	$0.27	$2,076,931	79,855
			$0.27	$2,076,931	79,855

Share Repurchase Program

In the first quarter of 2023, the Company began offering, and on a quarterly basis, intends to continue offering, to repurchase up to 5% of the Company’s outstanding shares as of the close of the previous calendar quarter. The Board has complete discretion to determine whether the Company will offer to repurchase any of its Common Shares, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.

All shares purchased by the Company pursuant to the terms of each offer to repurchase will be retired and thereafter will be authorized and unissued shares.

Any periodic repurchase offers are subject in part to the Company’s available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to continue to conduct quarterly tender offers as described above, the Company is not required to do so and may suspend or terminate the share repurchase program at any time.

The following table presents the share repurchases completed during the year ended December 31, 2023:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—
July 17, 2023	August 11, 2023	1,786,378	$24.61	1,515,317	—
October 13, 2023	November 9, 2023	560,843	$24.52	292,023	—
				2,774,886

(1)
All repurchase requests were satisfied in full.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the year or period ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,		Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2023	2022
Net increase in net assets resulting from operations	$29,789,927	$16,159,975	$1,839,558
Weighted average common shares outstanding—basic and diluted	11,778,339	11,392,989	6,972,902
Net increase in net assets resulting from operations per common share—basic and diluted	$2.53	$1.42	$0.26

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

Book and tax basis differences relating to shareholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For the year ended December 31, 2023, the Company increased total distributable earnings by $95,093 and decreased capital in excess of par value by $95,093. The Company had no such reclassifications for the year or period ended December 31, 2022 and 2021.

The following table reconciles increase in net assets resulting from operations to taxable income for the year or period ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,		Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2023	2022
Increase in net assets resulting from operations	$29,789,927	$16,159,975	$1,839,558
Adjustments:
Net change in unrealized depreciation on investments	3,036,660	5,604,979	256,279
Other expenses not currently deductible	—	—	—
Other book-tax differences	95,093	—	—
Taxable income	$32,921,680	$21,764,954	$2,095,837

The tax character of distributions paid during the year or period ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,		Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2023	2022
Ordinary Income	$32,068,284	$21,640,954	$2,076,931
Capital Gains	—	—	—
Total distributions paid	$32,068,284	$21,640,954	$2,076,931

As of December 31, 2023 and 2022, the components of distributable earnings on a tax basis were as follows:

	Year Ended December 31,		Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2023	2022
Undistributed net investment income	$996,302	$142,906	$18,906
Total distributable earnings	$996,302	$142,906	$18,906

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2023, 2022 and 2021, the Company had no capital loss carryforwards.

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of December 31, 2023 and 2022, there was deferred tax assets of $0.6 million and $0.1 million, offset by valuation allowances of $0.6 million and $0.1 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

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

Note 9. Financial Highlights

The following are the financial highlights for the year or period ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,		Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2023	2022
Per share data:
Net asset value, beginning of period	$24.56	$25.04	$25.00
Results of operations:
Net investment income (loss) (1)	2.72	1.84	0.30
Net realized and unrealized gain (loss) (6)	(0.10)	(0.45)	0.01
Net increase (decrease) in net assets resulting from operations (1)	2.62	1.39	0.31
Shareholder distributions: (2)
Distributions from net investment income	(2.82)	(1.87)	(0.27)
Net decrease in net assets resulting from shareholder distributions	(2.82)	(1.87)	(0.27)
Net asset value, end of period	$24.36	$24.56	$25.04
Shares outstanding, end of period	11,196,319	12,455,723	7,772,200
Total return based on net asset value (3)	11.08%	5.70%	1.24%
Ratio/Supplemental Data:
Net assets, end of period	$272,701,309	$305,912,779	$194,631,542
Ratio of net investment income (loss) to average net assets (4)	10.98%	8.03%	3.05%
Ratio of total expenses to average net assets (4)	12.16%	6.68%	4.24%
Ratio of net expenses to average net assets (4)	11.85%	6.68%	1.36%
Average debt outstanding	$249,411,202	$116,377,049	$11,197,826
Portfolio turnover	16%	20%	8%
Total amount of senior securities outstanding	$263,000,000	$211,000,000	$117,000,000
Asset coverage per unit (5)	$2,037	$2,450	$2,664
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
(4)
The computation of average net assets during the year or period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses, such as organization and offering costs, is annualized. Net expenses include incentive fee waiver from the Adviser for the year ended December 31, 2023. Net expenses include expense reimbursements from the Adviser for the period from October 1, 2021 (commencement of operations) through December 31, 2021.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2023, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2023 and 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2023	December 31, 2022
Unfunded delayed draw term loan commitments	$3,926,790	$31,857,888
Unfunded revolver obligations	15,736,196	14,671,351
	$19,662,986	$46,529,239

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 11. Senior Securities Asset Coverage

Information about the Company's senior securities is shown in the table below for the year or period ended December 31, 2023, 2022 and 2021:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2023	263,000,000	2,037	—	N/A
December 31, 2022	211,000,000	2,450	—	N/A
December 31, 2021	117,000,000	2,664	—	N/A
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

On January 2, 2024, the Company, in connection with its private placement of the Company's common shares, issued 21,853 common shares for an aggregate amount of $0.5 million.

On February 9, 2024, we repurchased common shares in connection with our tender offer as follows:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
(1)
All repurchase requests were satisfied in full.

On March 1, 2024, the Board declared a quarterly dividend of $0.77 per share for the Company's shareholders of record as of March 5, 2024, payable on March 21, 2024.

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

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and 2022. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2023 and 2022.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2023, pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On March 1, 2024, the Board declared a quarterly dividend of $0.77 per share for the Company's shareholders of record as of March 5, 2024, payable on March 21, 2024.

On March 1, 2024, Steven Gutman notified the Board that he is resigning from the Company, effective March 1, 2024. Mr. Gutman served as General Counsel and Secretary of the Company. Mr. Gutman’s decision to resign was not due to any dispute or disagreement with the Company, or any matter relating to the Company’s operations, policies or practices.

On March 4, 2024, the Board appointed Zachary Drozd, born in 1985, as General Counsel of the Company, effective March 4, 2024. Mr. Drozd retains his position as Chief Compliance Officer of the Company.

On March 4, 2024, the Board appointed Mariel Reilly, born in 1992, as Secretary of the Company, effective March 4, 2024.

Mariel Reilly is Associate Counsel of Onex Credit. Prior to joining Onex Credit in 2020, Ms. Reilly practiced corporate law at Proskauer Rose LLP, with an emphasis on the representation of private investment funds in connection with the acquisition and disposition of large portfolios consisting of fund investments. Ms. Reilly earned a B.A. from Penn State University’s Schreyer Honors College and a J.D. from William & Mary Law School.

On March 4, 2024, at the recommendation of Onex Falcon Investment Advisors, LLC, the Company’s prior investment adviser, the Board approved amendments to the Company’s investment objectives and policies, as disclosed in Item 1. Business—General.

Effective March 5, 2024, the Company changed its name from “Onex Falcon Direct Lending BDC Fund” to “Onex Direct Lending BDC Fund” (the “Name Change”) by filing an Amended and Restated Certificate of Trust (the “A&R Certificate of Trust”) with the Secretary of State of the State of Delaware. The Company’s Board approved the Name Change, the A&R Certificate of Trust, the Third Amended and Restated Declaration of Trust and the Amended and Restated Bylaws on March 4, 2024. Shareholder approval was not required for the Name Change pursuant to Section 1.01 of the Second Amended and Restated Declaration of Trust.

Effective March 5, 2024, Onex Falcon Investment Advisors, LLC, the Company’s prior investment adviser, assigned the Investment Advisory Agreement to the Adviser, a wholly-owned subsidiary of Onex Corp., pursuant to Rule 2a-6 under the 1940 Act. Accordingly, the Adviser is now the Company’s investment adviser. The Company and the Adviser amended and restated the Investment Advisory Agreement in its entirety to acknowledge such assignment. There will be no change to the fees, nor to the personnel overseeing the provision of investment management services to the Company. The Company and the Administrator also amended and restated the Administration Agreement in its entirety to acknowledge such assignment. The Company, the Administrator and the sub-administrator also amended the sub-administration agreement to acknowledge such assignment.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance.

Board of Trustees

The following sets forth certain information regarding the Board of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Trustee or Nominee for Director
Interested Trustee
Ronnie Jaber, 42	President, Chief Executive Officer, Chairperson of the Board	Trustee since 2023	Co-Head of Onex Credit. Previously, Mr. Jaber was Co-Head of Carlyle Structured Credit, Managing Director and Portfolio Manager in Global Credit.	None.
Independent Trustee
Kelly Marshall, 59	Trustee	Trustee since 2021	Executive Vice President of Strategic Partnerships at Ontario Municipal Employee Retirement System from 2017 to 2020.	Granite REIT (2017 to present); Red Funnel (transportation) (2021 to 2024); Pomereau Capital (private infrastructure) (2022 to present); Power Sustainable LIOS (food sustainability) (2022 to present).
Henry van Dyke, 63	Trustee	Trustee since 2021

Executive Vice Chairman at Morrow Sodali from 2020 to present and Managing Director at Pickwick Capital from 2021 to present. Senior Adviser at Morrow Sodali from 2019 to 2020. Founder and Chief Executive Officer of Teneo Capital from 2011 to 2019.

None.
(1)
The address for each trustee is c/o Onex Direct Lending BDC Fund, 930 Sylvan Avenue, Englewood Cliffs, NJ 07632.
(2)
Each trustee will hold office until his or her resignation, removal, disqualification, or death.

Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Trustee

Ronnie H. Jaber is the President and Chief Executive Officer of the Company and Chairperson of the Board. Mr. Jaber is Co-Head of Onex Credit. He is responsible for strategic and growth initiatives and overall management of the business. He also oversees liquid, opportunistic and CLOs / structured credit strategies as well as cross-platform managed accounts. Prior to joining Onex Credit, Mr. Jaber spent over 11 years at The Carlyle Group where he was Co-Head of Carlyle Structured Credit, Managing Director and Portfolio Manager in Global Credit. In this capacity, Mr. Jaber was responsible for Structured Credit investment activity globally, Opportunistic Credit managed accounts and for shaping internal market/macro strategy. Prior to joining Carlyle, Mr. Jaber oversaw the structured loan business at Morgan Stanley globally. Prior to that, he was responsible for high-yield structured credit trading and worked on a proprietary trading desk at Bank of America. Mr. Jaber earned a B.S. in engineering from Cornell University.

Independent Trustees

Kelly Marshall, Independent Trustee of the Company, became an Independent Trustee of the Company at its inception in 2021. From 2017 to 2020, Mr. Marshall was Executive Vice President of Strategic Partnerships at Ontario Municipal Employee Retirement System (“OMERS”), where he developed OMERS third party equity co-investment platform across real estate, infrastructure and private equity and oversaw OMERS banking relationships. From 2001 to 2019, Mr. Marshall served as Managing Partner, Corporate Finance, at Brookfield Asset Management (“Brookfield”), where he managed global finance teams and banking relationships and executed numerous equity, preferred equity, public debt and project debt transactions in Brookfield’s core operating regions. Prior to his work at Brookfield, Mr. Marshall was a Managing Director at Fortress Investment Management, a Senior Vice President at Lone Star Opportunity, a Vice President at Citibank and an Associate at Olympia & York Canary Wharf. Mr. Marshall graduated from Wilfrid Laurier University with a Bachelor of Business Administration.

Henry van Dyke, Independent Trustee of the Company, became an Independent Trustee of the Company at its inception in 2021. Mr. van Dyke has served as Executive Vice Chairman at Morrow Sodali since 2020, where he has focused on business development, cross-border integration and profile management and where he has overseen the global mergers and acquisitions and activism advisory services group. Mr. van Dyke has also served as Managing Director at Pickwick Capital since 2021, where he has focused on providing mergers and acquisitions advice. From 2019 to 2020, Mr. van Dyke served as a Senior Advisor at Morrow Sodali. Prior to his work at Morrow Sodali, Mr. van Dyke founded Teneo Capital, an advisory services-focused investment bank and registered broker-dealer, where he served as Chief Executive Officer and then as Senior Adviser from 2011 to 2019. Mr. van Dyke was Managing Director and Head of several groups during his tenure at Bank of America from 2006 to 2009. Mr. van Dyke began his career at Morgan Stanley in 1982, where he ultimately was a Managing Director, Head of the Financial Sponsors Group M&A and Co-Head of the U.S. Financial Sponsors Group upon his departure in 2006. Mr. van Dyke received a Bachelor of Arts in Economics and Engineering & Applied Science from Yale University and a Master of Business Administration from Harvard University.

Information about Executive Officers Who Are Not Trustees

The following sets forth certain information regarding the executive officers who are not trustees of the Company.

Name, Address, and Age(1)	Position(s) Held with Company(2)	Principal Occupation(s) During Past 5 Years
Edward U. Gilpin, 62	Chief Financial Officer and Treasurer

Managing Director, Finance at Onex Credit Advisor, LLC and Chief Financial Officer of the Company since 2022. Previously, Mr. Gilpin was Chief Financial Officer of Portman Ridge Finance Corp. since 2012.

Albert Siu, 49	Chief Accounting Officer

Director, Finance at Onex Credit Advisor, LLC and Chief Accounting Officer of the Company since 2022. Previously, Mr. Siu was Chief Accounting Office of Mount Logan Capital, Inc. since 2022 and Controller at BC Partners, Inc. since 2018.

Zachary Drozd, 38	Chief Compliance Officer and General Counsel

Chief Compliance Officer of the Company since 2023 and General Counsel of the Company since 2024. Mr. Drozd is Deputy General Counsel and Chief Compliance Officer of Onex Credit. Previously, Mr. Drozd practiced law at Proskauer Rose LLP, with an emphasis on the representation of private investment fund sponsors.

Mariel Reilly, 31	Secretary

Secretary of the Company since 2024. Ms. Reilly is Associate Counsel of Onex Credit. Previously, Ms. Reilly practiced law at Proskauer Rose LLP, with an emphasis on the representation of private investment funds in connection with the acquisition and disposition of large portfolios consisting of fund investments.

(1)
The address for each trustee is c/o Onex Direct Lending BDC Fund, 930 Sylvan Avenue, Englewood Cliffs, NJ 07632.
(2)
Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Edward U. Gilpin, Chief Financial Officer and Treasurer of the Company and Managing Director, Finance at the Adviser, joined Onex Credit in May 2022. Prior to joining Onex Credit, Mr. Gilpin was at BC Partners, Inc. where he was the Chief Financial Officer of Portman Ridge Finance Corp., a public BDC, of BC Partners Lending Corp., a non-traded BDC, and of Mount Logan Capital, Inc., a Canadian Public Company. Mr. Gilpin has more than 30 years of experience in financial services and holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.

Albert Siu, Chief Accounting Officer and Controller of the Company and Director, Finance at the Adviser, joined Onex Credit in September 2022. Prior to joining Onex Credit, Mr. Siu was at BC Partners, Inc. where he was the Chief Accounting Officer of Mount Logan Capital, Inc., a Canadian Public Company. Mr. Siu has more than 20 years of experience in financial services and holds a B.B.A. from Pace University.

Zachary Drozd, Chief Compliance Officer and General Counsel of the Company and Chief Compliance Officer and Deputy General Counsel of Onex Credit, joined Onex Credit in 2018. Prior to joining Onex Credit, Mr. Drozd practiced corporate law at Proskauer Rose LLP, with an emphasis on the representation of private investment fund sponsors. Mr. Drozd holds a J.D. from Columbia Law School and a Bachelor of Arts degree from Rutgers College.

Mariel Reilly, Secretary of the Company and Associate Counsel of Onex Credit, joined Onex Credit in 2020. Prior to joining Onex Credit, Ms. Reilly practiced corporate law at Proskauer Rose LLP, with an emphasis on the representation of private investment funds in connection with the acquisition and disposition of large portfolios consisting of fund investments. Ms. Reilly earned a B.A. from Penn State University’s Schreyer Honors College and a J.D. from William & Mary Law School.

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

The Board has appointed Ronnie Jaber to serve in the role of Chairperson of the Board. The Chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other trustees generally between meetings. We do not have a fixed policy as to whether the Chairperson of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the Chairperson and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and our shareholders at such times. The Chairperson serves as a key point person for dealings between management and the trustees. The Chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board's leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of trustees and the full Board in a manner that enhances effective oversight.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s trustees and executive officers, and any persons holding more than 10% of the Company’s Common Shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were timely filed with the exception of one late Form 3 filing for Ronnie Jaber upon his appointment, due to an administrative error.

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

The Audit Committee had 5 formal meetings in 2023.

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

The Nominating and Corporate Governance Committee had one formal meeting in 2023.

Item 11. Executive Compensation.

Compensation of Executive Officers Who Are Not Trustees

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

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement. See “Item 1. Business—Investment Advisory Agreement”.

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

The following table sets forth compensation of the Company’s trustees for the year ended December 31, 2023. No compensation is paid by us to any interested trustee or executive officer of the Company.

	Fees Earned or Paid in Cash(1)	Total Compensation from the Company
Interested Trustee
Ronnie Jaber	$—	$—
Independent Trustee
Kelly Marshall	$92,500	$92,500
Henry van Dyke	$83,500	$83,500
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

As of February 28, 2024, no trustee or executive officer holds any of our Common Shares. As of February 28, 2024, there is one entity that beneficially owns 5% or more of the outstanding Common Shares.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

(a) Transactions with Related Persons, Promoters and Certain Control Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we will pay management fees and incentive fees to the Adviser and the Administration Agreement with the Administrator. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Certain Terms of the Investment Advisory Agreement and Administration Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.

On May 5, 2023, we entered into the Revolving OCF II Loan with OCF II, whereby OCF II may advance amounts to us (each such amount, a “Loan”) with a maximum outstanding principal amount of $80,000,000 and a maturity date with respect to each OCF II Loan of the day falling two years after the funding of such Onex Loan II. The Revolving OCF II Loan is intended to provide us with the ability to fund investments, related costs and expenses, and general corporate purposes.

License Agreement

We have entered into a License Agreement with Onex Corp. that grants us a non-exclusive, royalty-free license to use the name “Onex,” “Onex Falcon,” “Onex Credit” and the Onex logo.

Potential Conflicts of Interest

Generally

The Company, its Adviser and their respective affiliates may encounter actual or potential conflicts of interest in connection with the Company’s interests, assets or activities. If any matter arises that the Adviser determines in its good faith judgment constitutes an actual or potential conflict of interest, the Adviser may take such actions as it determines may be necessary or appropriate to ameliorate the conflict. Although the Adviser is not obligated to pursue any such actions, these actions may (but are not required to) include, by way of example and without limitation: (i) disposing of the security giving rise to the conflict of interest; (ii) appointing an independent fiduciary to act with respect to the matter giving rise to the conflict of interest; or (iii) consulting with the Investment Committee regarding the conflict of interest and either obtaining a waiver from the Investment Committee of such conflict of interest or acting in a manner, or pursuant to standards or procedures, approved by the Investment Committee with respect to such conflict of interest. There can be no assurance that the Adviser and its affiliates will identify or resolve all such conflicts of interest in a manner that is favorable to the Company. Additionally, the Investment Advisory Agreement contains exculpation and indemnification provisions that, subject to the specific exceptions enumerated therein (generally for willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations), provide that the Adviser and its affiliates will be held harmless and indemnified, respectively, for matters relating to the operation of the Company, including matters that may involve one or more potential or actual conflicts of interest.

Moreover, as a consequence of Onex Corp.’s status as a public company, the officers, trustees, members, managers, operating executives and employees of Onex Corp., Onex Credit and the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Onex Corp. were not a public company.

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

Prospective investors are urged to review the Adviser’s Form ADV for additional risks and conflicts disclosure. Prospective investors should understand that (i) the relationships among the Company, Adviser, Onex Credit, Onex Corp., other clients of the Adviser and their respective affiliates are complex and dynamic and (ii) as the Adviser’s, its affiliates’ and the Company’s businesses change over time, the Adviser and its affiliates may be subject, and the Company may be exposed, to new or additional conflicts of interest. This Annual Report does not address or anticipate every possible current or future conflict of interest that may arise or that is or may be detrimental to the Company or the shareholders. Prospective investors should consult with their own advisers regarding the possible implications on their investment in the Company of the conflicts of interest described in this Annual Report.

Other Activities

As set forth in the Investment Advisory Agreement and as further described below, the Adviser and its affiliates will be permitted to continue to manage existing funds and to form and manage certain other funds during the term of the Company. The Adviser’s investment professionals will devote management time and attention to these other investment vehicles, some of which may compete with the Company for investment opportunities. Under certain circumstances, the Company may invest in companies in which the Adviser’s investment professionals have a pre- existing interest, whether directly or through other investment vehicles. The Company’s Advisory Agreement will contain certain protections for shareholders against conflicts of interest faced by the Adviser and the Adviser’s investment professionals, but will not purport to address all types of conflicts that may arise. Moreover, as a practical matter, it may be difficult for shareholders to subject the behavior of the Adviser and the Adviser’s investment professionals to close scrutiny.

Side-by-Side Management

The Adviser or its affiliates will provide concurrent Advisory services to the Adviser funds and/or managed accounts that are charged different performance-based compensation. As a result, the potential for the Adviser or its related persons to receive different fees or allocations from performance-based accounts creates a potential conflict of interest with respect to the allocation of investment opportunities because the Adviser or its affiliates may have an incentive to direct more attractive investment ideas to, or to allocate investments in favor of, the account that pays a more favorable performance-based compensation.

Allocation of Expenses

Subject to the 1940 Act, expenses may be incurred that are attributable to the Company and one or more earlier and future funds and/or managed accounts (including in connection with portfolio companies in which the Company and such other funds and/or managed accounts have overlapping investments and in connection with the general operation and administration of such entities). The allocation of such expenses among such entities raises potential conflicts of interest, in part because expenses paid by a fund or managed account generally will affect the amount of carried interest or other compensation that the Adviser’s affiliate acting as general partner of such fund or managed account will receive. The Adviser and its affiliates intend to allocate such common expenses among the Company and such other funds and/or managed accounts in an equitable manner as determined by the Adviser (or such affiliates) in good faith.

Co-Investment Opportunities

As a BDC, we are subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On March 29, 2022, the SEC issued an order, which was amended on September 26, 2023 (the “Order”), granting our application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (the “Affiliated Funds”) and, subject to satisfaction of certain conditions, proprietary accounts of the Adviser or its affiliates (“Proprietary Accounts”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies and certain criteria established by the Board.

Conflicts of Interest Relating to Onex Corp., Onex Credit, the Adviser, their Clients and Affiliates

Investment professionals associated with the Adviser, its affiliates and their respective officers, trustees, members, partners and employees (collectively, the “Related Parties”) will devote such time as shall be reasonably necessary to conduct the business affairs of the Company in an appropriate manner. They will be actively involved in other investment activities not concerning the Company and will not devote all of their professional time to the affairs of the Company. Onex personnel will work on the business and operation of Onex and other projects, including Onex’s existing corporate investments and other funds or any fund, account or vehicles Onex, Onex Credit and/or any of their respective affiliates or advise or manage (collectively, “Other Accounts”), and, therefore, conflicts may arise in the allocation of resources, including due to Onex’s internal policies, including information barrier policies, and compliance with applicable law and regulation. The Company will have no interest in such other investments, funds, vehicles, accounts or other matters and it is possible that the investments held by such funds, vehicles and accounts may be in competition with those of the Company. In this regard, for example, members of the Investment Committee devote a substantial amount of their business time to the affairs of Onex’s other funds and operations. In addition, individuals not currently associated with the Adviser or its Related Parties may become associated with the Adviser or its Related Parties and the performance of the portfolio companies may also depend on the financial and managerial experience of such individuals.

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

The Adviser’s Policies and Procedures

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

Service Providers

Certain Advisers and other service providers to the Adviser, the Company or any of their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, investment or commercial banking firms, and certain other Advisers and agents or affiliates of any of the foregoing) may also provide goods or services to or have business, personal, political, financial or other relationships with the Adviser and its affiliates. Such Advisers and service providers may be investors in the Company, affiliates of the Adviser or Onex Credit, sources of investment opportunities or co-investors or counterparties therewith. These relationships may influence the Adviser in deciding whether to select or recommend such a service provider to perform services for the Company (the cost of which will generally be borne directly or indirectly by the Company). Notwithstanding the foregoing, investment transactions for the Company that require the use of a service provider will generally be allocated to service providers on the basis of the Adviser’s judgment, the evaluation of which includes, among other considerations, such service provider’s provision of services or resources that the Adviser believes to be of benefit to the Company. In certain circumstances, Advisers and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to the Adviser or its respective affiliates as compared to services provided to the Company, which may result in more favorable rates or arrangements than those payable by the Company.

Business Benefits

Prospective investors should note that the Adviser and its affiliates from time to time engage in transactions with prospective and actual investors that entail business benefits to such investors. Such transactions may be entered into prior to or coincident with an investor’s admission to the Company or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to the Company, other funds and their respective portfolio investments managed by the Adviser.

Other Onex and Adviser-Managed Investment Funds and Other Accounts

As a general matter, it is not expected that all investment opportunities identified by or suitable for Onex investment funds, vehicles and managed accounts will be made available to the Company. Onex is able to make certain credit and credit-related investments outside the Company. Onex, the Adviser or their respective affiliates have established and will be permitted, in their sole discretion, in the future to establish Other Accounts with investment objectives, mandates and policies that are the same or substantially similar to, overlap with and/or are or related to, those of the Company (including, without limitation, and subject to the 1940 Act, co-invest funds and any successor fund to the Company), in each case, without the consent of, or notice to, any shareholder.

The Adviser may, but is not required to, take into account one or more of the following considerations including, the legal and contractual duties owed to the Company and such Other Accounts, the primary mandates or policies of the Company and such Other Accounts, the capital available to the Company and such Other Accounts, any restrictions on investment, the sourcing of the transaction, the size of the transaction, the amount of potential follow-on investing that may be required for such investment and the other obligations of the Company and such Other Accounts, the relation of such opportunity to the investment strategy of the Company and such Other Accounts, the nature of the target return profile or projected hold period of the Company and such Other Accounts, reasons of portfolio balance, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals for the Company and such Other Accounts and any other consideration deemed relevant by the Adviser in good faith. The Company will not be entitled to any type of priority allocations of investment opportunities.

In addition, Other Accounts may involve different terms and fee structures, which may incentivize the Adviser to make more (or less) of such investment opportunities available to the Company and/or such Other Accounts and may result in conflicts of interest in respect of the managing and monitoring of such investments and evaluating and executing on disposition opportunities. Accordingly, the Adviser cannot assure equal treatment across the Company and such Other Accounts.

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

Allocation of Investment Opportunities; Other Business Activities of the Adviser, Onex Credit and their Respective Affiliates

Each of the Adviser, Onex Credit and any Other Accounts and their respective affiliates and operating companies, borrowers and issuers, as applicable, engage in, or may in the future engage in, a broad range of business activities and investments substantially similar to and/or competitive with the portfolio investments made by the Company or the issuers (or their respective underlying obligors) in respect thereof. The performance of such other investments could conflict with and adversely affect the performance of portfolio investments of the Company, and may adversely affect the availability of such opportunities.

In addition, an investment by the Adviser, Onex Credit, Other Accounts or any of their respective affiliates or operating companies, borrowers or issuers may have an effect on the existing investments and/or investment opportunities of the Company. For example, any such investment in a particular industry could limit the ability of the Company to pursue other opportunities within the same or related industries. Additionally, operating companies of Onex or its affiliates may be in the same industry as and compete with portfolio companies.

Investments in Which Another Onex Fund Has a Different Principal Investment

Subject to the 1940 Act, the Company may make portfolio investments in companies in which Other Accounts have or are concurrently making a different investment (including, for the avoidance of doubt, an investment that is senior in a portfolio company’s capital structure to the Company’s investment) at the time of the Company’s investment, and Other Accounts may invest in portfolio companies in which the Company has made an investment. The Company and such Other Accounts may hold or make investments in different parts of the capital structure of the same portfolio company. In such situations, the Company and such Other Accounts may have conflicting interests (e.g., over the terms of, or actions taken with respect to, their respective investments). If an Other Account holds an interest in a portfolio company that is junior to the Company’s interest, the Company could be required to abstain from voting or to vote with a majority of disinterested holders of its class. Furthermore, if the portfolio company in which the

Company has a debt investment and in which an Other Account has an equity investment (or a debt investment that is junior or senior to the Company’s investment) becomes distressed or defaults on its obligations under the portfolio investment held by the Company, the Adviser, Onex and its affiliates may have conflicting loyalties between its duties to the Company and to such Other Account. In that regard, actions may be taken for the other Onex entities or entities of the Adviser that are adverse to the Company. In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among the potential investors and the respective terms thereof. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. It is possible that in a bankruptcy, insolvency or similar proceeding the Company’s interest may be subordinated or otherwise adversely affected by virtue of the involvement and actions or inactions of an Other Account relating to its investment. Prospective investors should note that the Company does not expect to target investments in companies that are controlled directly or indirectly, at the time such investment is made, by Onex, and therefore the number of investment opportunities appropriate for the Company’s investment program is expected to be lower than if such opportunities were targeted. However, the Company may share certain investments with Other Accounts.

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

Portfolio Company Relationships

The Company’s portfolio companies may be counterparties or participants in agreements, transactions or other arrangements with portfolio companies of other investment funds managed by the Adviser or other affiliates that, although the Adviser determines to be consistent with the requirements of such funds’ governing agreements, may not have otherwise been entered into but for the affiliation with the Adviser, and which may involve fees and/ or servicing payments to the Adviser-affiliated entities. In addition, portfolio companies of Other Accounts may do business with, support or have other relationships with competitors of the Company’s portfolio companies, and in that regard prospective investors should not assume that a company related to or otherwise affiliated with the Adviser will only take actions that are beneficial to or not opposed to the interests of the Company and its portfolio companies. For example, it is possible that certain portfolio companies of the Other Accounts or companies in which the Other Accounts have an interest will compete with the Company for one or more investment opportunities. In addition, it is possible that one or more portfolio companies of the Company may look to buy or sell a business or asset to or from a portfolio company of an Other Account (or to or from the Other Account itself).

Additionally, the Adviser may hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Adviser) that provide services to or otherwise contract with portfolio companies. In connection with such relationships, the Adviser may also make referrals and/or introductions to portfolio companies (which may result in financial incentives and/or milestones benefiting the Adviser that are tied or related to participation by portfolio companies). The Company and its shareholders will not share in any fees or economics accruing to the Adviser as a result of these relationships and/or participation by portfolio companies.

Allocation of Shared Expenses

The Adviser may from time to time incur fees, costs and expenses on behalf of the Company, any parallel funds, co-investment vehicles, Other Accounts and Onex, and the Adviser will have a conflict of interest in allocating certain expenses among the Company, any parallel funds, co-investment vehicles, Other Accounts and Onex.

The Adviser takes into account a variety of considerations when allocating expenses and uses methods that it believes are fair and reasonable. These methods vary depending on the type of expense, including, without limitation, allocations based on fee-earning AUM, NAV, holdings percentages, number of positions held by the Company, any Parallel Funds, co-investment vehicles and Other Accounts, number of Other Accounts in a particular strategy and relative volume. Despite the Adviser’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead the Company to bear relatively more expense in certain instances and relatively less in other instances compared to what the Company would have borne if a different methodology had been used. However, the Adviser seeks to make allocations that are equitable on an overall basis in its good faith judgment. By investing in the Company, each shareholder will be deemed to have acknowledged the foregoing expense allocation procedures.

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

Personnel

The Adviser and its affiliates from time to time hire short-term or long-term personnel (including secondees and interns) who are employees, relatives of or are otherwise associated with an investor, portfolio company or a service provider. Although reasonable efforts are made to mitigate any potential conflicts of interest with respect to each particular situation, there is no guarantee that the Adviser can control for all such potential conflicts of interest, and there may continue to be an ongoing appearance of a conflict of interest. For example, certain employees and other professionals of the Adviser and its affiliates have family members or relatives who are actively involved in the private equity industry and/or have business, personal, financial or other relationships with companies in the private equity industry (including the Advisers and service providers described above), which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets which are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, the Company will not be precluded from undertaking any particular investment activity and/or transaction. To the extent the Adviser determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined to be appropriate by the Adviser.

In addition, from time to time, certain of the Adviser’s personnel (including secondees and temporary personnel or consultants who may be short-term or long-term arrangements) may be seconded to one or more portfolio companies and provide finance, administrative and other services to such portfolio companies and the compensation for such personnel during the secondment will be borne by the portfolio companies (in whole or in part). Such personnel may also be seconded to one or more investors.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by the Company’s independent registered public accounting firm, Deloitte, and its affiliates for the fiscal years ended December 31, 2023 and 2022:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees	$410,750	$387,500
Audit-Related Fees	—	—
Tax Fees	31,800	23,050
All Other Fees	—	—
	$442,550	$410,550

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

Tax Fees

Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte Tax LLP for tax compliance, tax advice, and tax planning.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(a)	Second Amended and Restated Declaration of Trust(2)

3.1(b)	Third Amended and Restated Declaration of Trust*

3.2	Bylaws(1)

3.2(b)	Amended and Restated Bylaws*

4.1	Form of Subscription Agreement(1)

4.2	Description of Securities(3)

10.1	Investment Advisory Agreement(1)

10.2	Amended and Restated Investment Advisory Agreement, dated August 9, 2023(4)

10.3	Second Amended and Restated Investment Advisory Agreement, dated March 5, 2024*

10.4	Administration Agreement(1)

10.5	Amended and Restated Administration Agreement*

10.6	Sub-Administration Agreement(1)

10.7	Amendment No. 1 to Sub-Administration Agreement*

10.8	Custody Agreement(1)

10.9	License Agreement(1)

10.10	Dividend Reinvestment Plan(1)

10.11	Transfer Agency Agreement(1)

10.12	Expense Support and Conditional Reimbursement Agreement(1)

10.13	Credit Facility Agreement(2)

10.14	Amendment No. 1 to Loan and Servicing Agreement(5)

10.15	Amendment No. 3 to Loan and Servicing Agreement(6)

10.16	Amendment No. 4 to Loan and Servicing Agreement(7)

10.17	Revolving Loan Agreement(8)

10.18	Revolving Loan Agreement, dated May 5, 2023, by and between Onex Direct Lending BDC Fund (f/k/a Onex Falcon Direct Lending BDC Fund) and Onex Credit Finance II Corporation(7)

10.19	Fee Waiver Letter to Investment Advisory Agreement, dated May 11, 2023(7)

10.20	Amended and Restated Fee Waiver Letter to Investment Advisory Agreement, dated July 21, 2023(9)

14.1	The Company’s Code of Ethics(2)

14.2	The Adviser’s Code of Ethics*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*) Filed herewith.

(1)
Incorporated by reference to the Form 10 filed on September 17, 2021.
(2)
Incorporated by reference to Amendment No. 1 to the Form 10 filed on November 15, 2021.
(3)
Incorporated by reference to the annual report on Form 10-K filed on March 31, 2022.
(4)
Incorporated by reference to the quarterly report on Form 10-Q filed on August 9, 2023.
(5)
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 7, 2022.
(6)
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 20, 2022.
(7)
Incorporated by reference to the quarterly report on Form 10-Q filed on May 11, 2023.
(8)
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on September 13, 2022.
(9)
Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 24, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2024.

ONEX DIRECT LENDING BDC FUND

By:	/s/ Ronnie H. Jaber
Name:	Ronnie H. Jaber
Title:	President and Chief Executive Officer

By:	/s/ Edward U. Gilpin
Name:	Edward U. Gilpin
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ronnie H. Jaber Ronnie H. Jaber	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)	March 6, 2024

/s/ Edward U. Gilpin Edward U. Gilpin	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 6, 2024

/s/ Albert Siu Albert Siu	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 6, 2024

/s/ Kelly Marshall Kelly Marshall	Trustee	March 6, 2024

/s/ Henry van Dyke Henry van Dyke	Trustee	March 6, 2024