Form 10-Q
period 2024-03-31
Onex Direct Lending BDC Fund
filed 2024-05-09
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01405

Onex Direct Lending BDC Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3687484
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

930 Sylvan Avenue

Englewood Cliffs, NJ 07632

(Address of principal executive offices)

(201) 541-2121

(Registrant’s telephone number, including area code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common shares of beneficial interest, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 10,778,850 common shares, $0.001 par value per share, outstanding as of May 7, 2024.

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
•
the tax status of the enterprises in which we may invest; and
•
other risks, uncertainties, and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2024, and in our other filings with the SEC that we make from time to time.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2024	December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $500,616,799 and $541,963,717, respectively)	$490,514,500	$533,065,800
Cash and cash equivalents	20,522,389	9,813,406
Restricted cash	4,120,330	2,742,185
Interest and other receivables	14,508,934	4,275,291
Deferred financing costs (net of $2,318,047 and $2,040,130 in amortized expenses, respectively)	565,097	843,014
Prepaid expenses	156,372	222,390
Total Assets	530,387,622	550,962,086
Liabilities:
Credit facility (Note 5)	262,000,000	263,000,000
Payable for investments purchased	2,238,736	8,100,000
Management fee payable (Note 3)	810,205	864,947
Incentive fee payable (Note 3)	1,177,141	960,462
Administration fee payable (Note 3)	1,090,368	910,036
Interest payable	3,592,829	3,654,305
Accrued expenses and other liabilities	775,584	771,027
Total Liabilities	271,684,863	278,260,777
Commitments and Contingencies (Note 10)	—	—
Net Assets	$258,702,759	$272,701,309
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 10,620,435 and 11,196,319 shares issued and outstanding, respectively)	$10,622	$11,198
Additional paid-in capital	266,563,774	280,591,727
Accumulated distributable earnings (losses)	(7,871,637)	(7,901,616)
Net Assets	$258,702,759	$272,701,309
Net Asset Value Per Share	$24.36	$24.36

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$16,105,033	$14,872,222
Payment-in-kind interest income	602,748	340,667
Other income	584,494	346,240
Total Investment Income	17,292,275	15,559,129
Expenses:
Management fee	810,205	1,646,178
Incentive fee	1,177,141	2,329,914
Administration fee	250,000	278,000
Professional fees	433,073	336,487
Trustees’ fees	43,000	43,000
Interest and credit facility expense	5,706,692	4,404,196
Other general and administrative expense	132,178	221,329
Total Expenses	8,552,289	9,259,104
Incentive fee waiver	—	(900,000)
Reimbursement of expense support	500,000	—
Net Expenses	9,052,289	8,359,104
Net Investment Income (Loss)	8,239,986	7,200,025
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	1,110,970	56,032
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(1,204,382)	(1,374,421)
Net realized and unrealized gain (loss)	(93,412)	(1,318,389)
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,146,574	$5,881,636
Net investment income (loss) per common share —Basic and Diluted	$0.76	$0.59
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$0.75	$0.48
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	10,844,459	12,300,303

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares		Capital in Excess of	Total Distributable
Three Months Ended March 31, 2024	Number of Shares	Par Value	Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	11,196,319	$11,198	$280,591,727	$(7,901,616)	$272,701,309
Net investment income (loss)				8,239,986	8,239,986
Net realized gain (loss) on investments				1,110,970	1,110,970
Net change in unrealized appreciation (depreciation) on investments				(1,204,382)	(1,204,382)
Issuance of common shares	21,853	22	532,313		532,335
Redemption of common shares	(677,139)	(677)	(16,494,435)		(16,495,112)
Distributions to shareholders				(8,116,595)	(8,116,595)
Shares issued in connection with dividend reinvestment plan	79,402	79	1,934,169		1,934,248
Balance as of March 31, 2024	10,620,435	$10,622	$266,563,774	$(7,871,637)	$258,702,759

	Common Shares		Capital in Excess of	Total Distributable
Three Months Ended March 31, 2023	Number of Shares	Par Value	Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	12,455,723	$12,456	$311,618,675	$(5,718,352)	$305,912,779
Net investment income (loss)				7,200,025	7,200,025
Net realized gain (loss) on investments				56,032	56,032
Net change in unrealized appreciation (depreciation) on investments				(1,374,421)	(1,374,421)
Issuance of common shares	44,339	44	1,088,921		1,088,965
Redemption of common shares	(418,189)	(418)	(10,270,295)		(10,270,713)
Distributions to shareholders				(7,007,486)	(7,007,486)
Shares issued in connection with dividend reinvestment plan	178,875	179	4,392,996		4,393,175
Balance as of March 31, 2023	12,260,748	$12,261	$306,830,297	$(6,844,202)	$299,998,356

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$8,146,574	$5,881,636
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(1,110,970)	(56,032)
Net change in unrealized (appreciation) depreciation on investments	1,204,382	1,374,421
Net accretion of discount on investments	(302,242)	(633,295)
Amortization of deferred financing costs	277,917	277,917
Payment-in-kind interest income	(602,748)	(340,667)
Purchases and drawdowns of investments	(16,026,952)	(24,846,991)
Sales and repayments of investments	59,389,830	3,268,069
(Increase) decrease in operating assets:
Interest and other receivables	(10,233,643)	4,054,187
Prepaid expenses	66,018	49,777
Increase (decrease) in operating liabilities:
Management fee payable	(54,742)	16,515
Incentive fee payable	216,679	(295,674)
Administration fee payable	180,332	(641,309)
Interest payable	(61,476)	626,876
Payable for investments purchased	(5,861,264)	—
Accrued expenses and other liabilities	4,557	166,478
Net cash provided by (used in) operating activities	35,232,252	(11,098,092)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	532,335	1,088,965
Redemption of common shares	(16,495,112)	(10,270,713)
Distributions to shareholders	(6,182,347)	(2,614,311)
Borrowings on credit facility	18,000,000	44,000,000
Payments on credit facility	(19,000,000)	—
Net cash provided by (used in) financing activities	(23,145,124)	32,203,941
Net increase (decrease) in cash and cash equivalents	12,087,128	21,105,849
Cash and cash equivalents and restricted cash, beginning of period	12,555,591	6,431,079
Cash and cash equivalents and restricted cash, end of period	$24,642,719	$27,536,928

Supplemental and Non-Cash Information
Cash paid for interest	$5,490,251	$3,499,403
Reinvestments of distributions	$1,934,248	$4,393,175

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$20,522,389	$27,042,779
Restricted cash	4,120,330	494,149
Total cash and cash equivalents and restricted cash	$24,642,719	$27,536,928

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

March 31, 2024

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Beverage, Food & Tobacco
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.50%	1.00%	11.68%	6/5/2023	3/31/2029	11,188,559	$10,918,606	$11,039,751	4.3%	(5)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.50%	1.00%	11.68%	6/5/2023	3/31/2028	610,170	579,549	593,939	0.2%	(8) (13)
Total Beverage, Food & Tobacco								11,498,155	11,633,690	4.5%
Business Services
BCP V Everise Acquisition LLC	Cov-Lite Term Loan B	3M SOFR + 6.00%	—	11.33%	12/14/2023	12/14/2029	9,000,000	8,123,826	8,100,000	3.1%	(5)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.75%	1.00%	12.21%	12/7/2022	12/7/2028	13,280,172	13,060,879	13,054,409	5.0%	(5)
Milestone Technologies, Inc.	First Amendment Term Loan	3M SOFR + 6.75%	1.00%	12.21%	1/3/2024	12/7/2028	1,344,828	1,312,749	1,321,966	0.5%
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.75%	1.00%	12.21%	12/7/2022	12/8/2028	310,345	286,120	283,966	0.1%	(8) (13)
MIS Acquisition, LLC	Initial Term Loan	3M SOFR + 6.75%	1.00%	12.07%	11/16/2023	11/17/2028	26,068,000	25,328,957	25,549,247	9.9%	(5)
MIS Acquisition, LLC	Revolving Loan	3M SOFR + 6.75%	1.00%	—	11/16/2023	11/17/2028	—	(53,022)	(37,147)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 5.75%	0.75%	11.08%	7/22/2022	7/22/2029	21,428,750	21,081,369	21,428,750	8.3%	(5)
Montana Buyer Inc.	Revolving Loan	FFR + 4.75%	0.75%	11.08%	7/22/2022	7/22/2028	350,000	314,843	350,000	0.1%	(8) (13)
Total Business Services								69,455,721	70,051,191	27.1%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 7.75%	0.50%	13.34%	3/18/2022	3/18/2027	13,846,452	13,662,561	13,241,362	5.1%	(5)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 7.75%	0.50%	—	3/18/2022	3/18/2027	—	(22,916)	(84,581)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,639,645	13,156,781	5.1%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.40%	12/29/2022	10/29/2028	24,750,000	24,242,215	24,663,375	9.5%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	13.59%	11/12/2021	11/12/2026	24,726,123	24,304,124	24,726,123	9.6%	(5)
Total Consumer Goods: Durable								48,546,339	49,389,498	19.1%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.43%	10/1/2021	6/30/2026	20,750,618	20,525,186	20,698,741	8.0%	(5)
Connect America.com, LLC	Incremental Term Facility	6M SOFR + 7.00%	1.00%	12.74%	4/6/2022	6/30/2026	1,226,126	1,204,922	1,223,060	0.5%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M SOFR + 6.25%	0.75%	11.69%	11/16/2021	4/21/2027	14,062,500	14,057,438	12,377,180	4.8%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	11.69%	11/16/2021	4/21/2027	4,812,500	4,643,209	4,235,746	1.6%	(5) (12)
Total Consumer Goods: Non-durable								40,430,755	38,534,727	14.9%
Consumer Services
KUEHG Corp.	Initial Term Loan	3M SOFR + 5.00%	0.50%	10.30%	3/26/2024	6/12/2030	2,244,361	2,239,687	2,238,750	0.9%	(15)
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	12.68%	7/13/2022	12/31/2024	9,652,907	9,591,608	9,411,584	3.6%	(5) (8) (13)
Total Consumer Services								11,831,295	11,650,334	4.5%
Financial Services
The Ultimus Group Midco, LLC	Term Loan	3M SOFR + 5.50%	0.75%	10.93%	3/7/2024	3/7/2031	8,012,719	7,933,069	7,932,591	3.1%	(15)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	3M SOFR + 5.50%	0.75%	—	3/7/2024	3/7/2026	—	(5,910)	(11,924)	0.0%	(7) (8) (11) (13) (15)
The Ultimus Group Midco, LLC	Revolving Loan	3M SOFR + 5.50%	0.75%	—	3/7/2024	3/7/2030	—	(7,871)	(7,949)	0.0%	(7) (8) (11) (13) (15)
Total Financial Services								7,919,288	7,912,718	3.1%
Forest Products & Paper

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Jackson Paper Manufacturing Company	Initial Term Loan	3M SOFR + 7.25%	1.00%	12.68%	10/1/2021	8/26/2026	11,245,718	11,105,143	10,681,183	4.1%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	3M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(14,698)	(66,933)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,090,445	10,614,250	4.1%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M SOFR + 7.50%	1.00%	12.93% (1.50% PIK)	2/4/2022	1/31/2027	21,707,295	21,483,285	17,582,909	6.8%	(5)
Amplity Parent, Inc.	Revolving Credit Facility	1M SOFR + 7.50%	1.00%	12.93% (1.50% PIK)	2/4/2022	1/31/2027	1,493,795	1,471,985	1,070,659	0.4%	(8) (13)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.50%	1.00%	12.07%	12/28/2021	12/28/2026	19,782,738	19,540,999	19,664,042	7.6%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	12.08%	12/28/2021	12/28/2026	1,532,143	1,520,215	1,522,950	0.6%	(5) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	6M SOFR +6.50%	0.75%	11.77%	11/7/2022	11/3/2029	14,365,473	14,076,017	14,365,473	5.6%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	6M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2029	—	(44,554)	—	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	6M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2028	—	(22,053)	—	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 6.00%	1.00%	11.69%	6/30/2022	6/30/2027	24,625,000	24,259,540	24,625,000	9.5%	(5)
Spark DSO, LLC	First Lien Term Loan	3M SOFR + 7.75%	1.00%	13.23% (5.75% PIK)	2/9/2022	4/19/2026	14,995,373	14,919,040	14,930,893	5.8%	(5)
Spark DSO, LLC	Revolver	1M SOFR + 7.75%	1.00%	13.23% (5.75% PIK)	2/9/2022	4/19/2026	579,328	570,193	571,266	0.2%	(8) (13)
Total Healthcare & Pharmaceuticals								97,774,667	94,333,192	36.5%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2022-1 Incremental Term Loan	1M SOFR + 5.50%	1.00%	10.81%	3/23/2022	7/15/2027	12,781,414	12,605,965	12,773,745	4.9%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Term Loan	1M SOFR + 6.00%	1.00%	11.36%	3/21/2023	7/15/2027	3,341,250	3,286,083	3,339,245	1.3%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	11.32%	3/21/2023	7/15/2027	1,620,938	1,608,709	1,619,965	0.6%	(5) (7) (8) 10) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.50%	1.00%	10.93%	11/10/2021	9/30/2026	14,678,370	14,656,548	14,585,896	5.6%	(5) (10)
Medallia, Inc.	Initial Term Loan	3M SOFR + 6.50%	0.75%	11.91% (4.00% PIK)	10/29/2021	10/29/2028	25,663,766	25,356,711	25,663,766	9.9%	(5) (9)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.00%	0.75%	11.31%	8/16/2022	8/16/2029	23,123,123	22,757,617	22,834,084	8.8%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.00%	0.75%	—	8/16/2022	8/16/2028	—	(27,353)	(23,461)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								80,244,280	80,793,240	31.2%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 6.75%	0.75%	12.16%	3/8/2023	10/29/2028	19,793,608	19,279,035	19,793,608	7.7%	(5) (15)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 6.75%	0.75%	12.16%	3/8/2023	10/29/2028	9,250,313	9,129,804	9,250,313	3.6%	(5) (8) (13) (15)
Total Insurance								28,408,839	29,043,921	11.2%
Sovereign & Public Finance
Pansophic Learning Ltd.	Senior Secured Term Loan	1M SOFR + 7.25%	1.00%	12.84%	3/25/2022	3/25/2027	13,000,000	12,982,258	13,000,000	5.0%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	11.45%	12/27/2021	12/27/2026	15,106,818	14,949,471	15,106,818	5.8%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	11.45%	12/27/2021	12/27/2026	4,511,500	4,493,056	4,511,500	1.7%	(5) (8) (13)
Total Sovereign & Public Finance								32,424,785	32,618,318	12.6%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	6M SOFR + 5.75%	1.00%	11.26%	2/1/2022	5/7/2027	21,030,493	20,746,020	20,763,406	8.0%	(5) (9)
Total Transportation: Cargo								20,746,020	20,763,406	8.0%
Wholesale
IMB Midco LLC (formerly, WSP Midco LLC)	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.71%	10/1/2021	4/27/2027	17,243,102	17,030,764	13,578,943	5.2%	(5)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2027	—	(9,372)	(180,703)	-0.1%	(7) (8) (11) (13)
Total Wholesale								17,021,392	13,398,240	5.2%
Total Debt Investments								491,031,626	483,893,506	187.0%
Equity
Business Services

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,484,700	0.6%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,405,188	0.5%	(10)
Total Business Services								2,479,662	2,889,888	1.1%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	3,335,343	1.3%	(14)
Total Consumer Goods: Non-durable								3,131,511	3,335,343	1.3%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	395,763	0.2%
Total Sovereign & Public Finance								200,000	395,763	0.2%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6)
Total Wholesale								3,774,000	—	0.0%
Total Equity								9,585,173	6,620,994	2.6%
Total Non-controlled/Non-affiliated investments								$500,616,799	490,514,500	189.6%
Liabilities in Excess of Other Assets									(231,811,741)	-89.6%
Total Net Assets									$258,702,759	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted. All of the Company’s investments are issued by U.S. portfolio companies unless otherwise noted as Canadian dollar ("CAD").
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate (commonly known as the U.S. Prime Rate (“Prime” or “P”), unless otherwise noted), which reset periodically based on the terms of the loan agreement. As of March 31, 2024, the 1-Month SOFR or “1M SOFR” was 5.33%, the 3-Month SOFR or “3M SOFR” was 5.30%, the 6-Month SOFR or “6M SOFR” was 5.22%, and the Prime was 8.50%.
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
(5)
Security, or a portion thereof, is held through Onex Direct Lending BDC SPV LLC, a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the Société Générale debt facility.
(6)
Security is held through Onex Direct Lending BDC Blocker LLC, a wholly-owned blocker subsidiary.
(7)
The maturity date disclosed represents the commitment period of the unfunded term loan or revolver.
(8)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and/or unused fee rate.
(9)
The stated interest rate represents the weighted average interest rate of all contracts.
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 6.4% of total assets as of March 31, 2024.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of March 31, 2024, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,493,795	$—	$733,237
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	Delayed Draw Term Loan	1,625,000	1,625,000	—	—
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	1,539,881	3,222,024	—
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	9,306,818	9,306,818	—	—
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	310,345	—	1,241,379
MIS Acquisition, LLC	Revolver	1,866,667	—	—	1,866,667
Montana Buyer Inc.	Revolver	2,450,000	350,000	—	2,100,000
Project Cloud Holdings, LLC	Delayed Draw Term Loan	1,525,424	1,525,424	—	—
Project Cloud Holdings, LLC	Revolver	1,220,338	610,169	—	610,169
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	4,545,455	—	—
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	579,328	625,000	1,295,672
Spark DSO, LLC	Delayed Draw Term Loan			—	—
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,192,369	—	—	1,192,369
The Ultimus Group Midco, LLC	Revolver	794,913	—	—	794,913
IMB Midco LLC (formerly, WSP Midco LLC)	Revolver	850,365	—	—	850,365
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	15,234,375	—
		$70,016,389	$31,651,840	$19,081,399	$19,283,150
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See “Note 3. Related Party Transactions.”

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Crash Champions Intermediate, LLC	Initial Term Loan	1M SOFR + 7.00%	0.75%	12.36%	8/8/2022	8/1/2029	6,293,023	$6,183,816	$6,284,213	2.3%	(5)
Crash Champions Intermediate, LLC	2022 Term Loan	1M SOFR + 7.00%	0.75%	12.36%	8/8/2022	8/1/2029	9,925,000	9,571,368	9,911,105	3.6%	(5)
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	1M SOFR + 7.00%	0.75%	12.36%	8/8/2022	8/1/2029	2,686,046	2,639,580	2,682,286	1.0%	(5)
Crash Champions Intermediate, LLC	Revolving Credit Loan	PRIME + 5.25%	0.75%	13.75%	8/8/2022	8/1/2028	403,101	388,847	401,798	0.1%	(8) (13)
Total Automotive								18,783,611	19,279,402	7.1%
Beverage, Food & Tobacco
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.50%	1.00%	11.96%	4/10/2023	3/31/2029	14,872,881	14,457,643	14,459,415	5.3%	(5)
Project Cloud Holdings, LLC	Delayed Draw Term Loan	1M SOFR + 6.50%	1.00%	11.96%	4/10/2023	3/31/2029	1,525,424	1,504,853	1,483,017	0.5%	(5) (8) (13)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.50%	1.00%	11.96%	4/10/2023	3/31/2028	915,253	883,107	881,329	0.3%	(8) (13)
Total Beverage, Food & Tobacco								16,845,603	16,823,761	6.2%
Business Services
BCP V Everise Acquisition LLC	Cov-Lite Term Loan B	3M SOFR + 6.00%	—	11.39%	12/14/2023	12/14/2029	9,000,000	8,100,000	8,100,000	3.0%
Kelso Industries LLC	Eighth Amendment Term Loan	1M SOFR + 6.50%	1.00%	12.02%	11/17/2023	5/16/2027	15,657,895	15,351,747	15,344,737	5.6%	(5)
Kelso Industries LLC	Revolving Loan	1M SOFR + 6.50%	1.00%	12.04%	11/17/2023	5/16/2027	939,473	913,577	912,632	0.3%	(8) (13)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	12.00%	12/7/2022	12/7/2028	13,313,793	13,084,993	13,027,547	4.8%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	12.00%	12/7/2022	12/8/2028	206,897	181,384	173,534	0.1%	(8) (13)
MIS Acquisition, LLC	Initial Term Loan	3M SOFR + 6.75%	1.00%	12.12%	11/16/2023	11/17/2028	26,133,333	25,360,599	25,349,333	9.3%	(5)
MIS Acquisition, LLC	Revolving Loan	3M SOFR + 6.75%	1.00%	—	11/16/2023	11/17/2028	—	(55,014)	(56,000)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 5.75%	0.75%	11.11%	7/22/2022	7/22/2029	21,483,000	21,115,534	21,366,992	7.8%	(5)
Montana Buyer Inc.	Revolving Loan	FFR + 4.75%	0.75%	11.11%	7/22/2022	7/22/2028	350,000	312,808	336,770	0.1%	(8) (13)
Total Business Services								84,365,628	84,555,545	31.0%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 7.25%	0.50%	12.91%	3/18/2022	3/18/2027	13,881,774	13,683,161	13,500,025	5.0%	(5)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 7.25%	0.50%	—	3/18/2022	3/18/2027	—	(24,845)	(53,225)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,658,316	13,446,800	4.9%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.45%	12/29/2022	10/29/2028	24,812,500	24,279,227	24,556,931	9.0%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	13.65%	11/12/2021	11/12/2026	26,678,962	26,179,976	26,678,962	9.8%	(5)
Total Consumer Goods: Durable								50,459,203	51,235,893	18.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.43%	10/1/2021	6/30/2026	20,846,085	20,597,404	20,585,509	7.5%	(5)
Connect America.com, LLC	Incremental Term Facility	6M SOFR + 7.00%	1.00%	12.74%	4/6/2022	6/30/2026	1,231,767	1,208,056	1,216,370	0.4%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M SOFR + 6.25%	0.75%	11.72%	11/16/2021	4/21/2027	14,156,250	14,148,945	12,607,910	4.6%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	11.72%	11/16/2021	4/21/2027	4,843,750	4,664,448	4,313,965	1.6%	(5) (12)
Total Consumer Goods: Non-durable								40,618,853	38,723,754	14.2%
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	12.71%	7/13/2022	3/1/2024	9,648,940	9,636,433	8,699,485	3.2%	(5) (8) (13)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Total Consumer Services								9,636,433	8,699,485	3.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	3M SOFR + 7.25%	1.00%	12.79%	10/1/2021	8/26/2026	11,245,718	11,091,029	10,952,205	4.0%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	3M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(16,223)	(34,800)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,074,806	10,917,405	4.0%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M SOFR + 7.50%	1.00%	12.96% (1.50% PIK)	2/4/2022	1/31/2027	21,625,196	21,377,471	17,881,874	6.6%	(5)
Amplity Parent, Inc.	Revolving Credit Facility	1M SOFR + 7.50%	1.00%	12.96% (1.50% PIK)	2/4/2022	1/31/2027	1,488,145	1,464,351	1,102,646	0.4%	(8) (13)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.50%	1.00%	12.11%	12/28/2021	12/28/2026	19,833,333	19,571,109	19,674,667	7.2%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	12.13%	12/28/2021	12/28/2026	1,536,012	1,522,969	1,523,724	0.6%	(5) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	6M SOFR +6.50%	0.75%	11.93%	11/7/2022	11/3/2029	14,401,841	14,095,275	14,401,841	5.3%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	6M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2029	—	(46,870)	—	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	6M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2028	—	(23,249)	—	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 6.00%	1.00%	11.69%	6/30/2022	6/30/2027	24,687,500	24,313,767	24,643,063	9.0%	(5)
Spark DSO, LLC	First Lien Term Loan	3M SOFR + 7.75%	1.00%	13.29% (5.75% PIK)	2/9/2022	4/19/2026	14,779,515	14,692,572	14,662,757	5.4%	(5)
Spark DSO, LLC	Revolver	1M SOFR + 7.75%	1.00%	13.29% (5.75% PIK)	2/9/2022	4/19/2026	570,988	560,735	556,176	0.2%	(8) (13)
Total Healthcare & Pharmaceuticals								97,528,130	94,446,748	34.6%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2022-1 Incremental Term Loan	1M SOFR + 5.50%	1.00%	10.86%	3/23/2022	7/15/2027	12,814,019	12,627,721	12,778,140	4.7%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Term Loan	1M SOFR + 6.00%	1.00%	11.36%	3/21/2023	7/15/2027	3,349,688	3,291,107	3,340,308	1.2%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	3/21/2023	3/21/2025	—	(13,354)	(4,550)	0.0%	(5) (7) (8) 10) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.50%	1.00%	10.96%	11/10/2021	9/30/2026	14,716,177	14,686,944	14,564,600	5.3%	(5) (10)
GS AcquisitionCo, Inc.	Initial Term Loan	3M SOFR + 5.50%	1.00%	11.00%	11/3/2021	5/22/2026	12,249,679	12,226,819	12,117,382	4.4%	(5)
Medallia, Inc.	Initial Term Loan	3M SOFR + 6.00%	0.75%	11.95% (4.00% PIK)	10/29/2021	10/29/2028	25,409,669	25,089,506	25,236,883	9.3%	(5) (9)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.00%	0.75%	11.36%	8/16/2022	8/16/2029	23,123,123	22,738,403	22,834,084	8.4%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.00%	0.75%	—	8/16/2022	8/16/2028	—	(28,911)	(23,460)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								90,618,235	90,843,387	33.3%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 6.75%	0.75%	12.20%	3/8/2023	10/29/2028	19,843,466	19,305,744	19,829,575	7.3%	(5) (15)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 6.75%	0.75%	12.20%	3/8/2023	10/29/2028	9,273,580	9,247,274	9,267,088	3.4%	(5) (8) (13) (15)
Total Insurance								28,553,018	29,096,663	10.7%
Sovereign & Public Finance
Pansophic Learning Ltd.	Senior Secured Term Loan	3M SOFR + 7.25%	1.00%	12.90%	3/25/2022	3/25/2027	13,000,000	12,954,884	13,000,000	4.8%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	11.47%	12/27/2021	12/27/2026	15,145,454	14,971,724	15,145,454	5.6%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	11.47%	12/27/2021	12/27/2026	4,522,818	4,501,421	4,522,818	1.7%	(5) (8) (13)
Total Sovereign & Public Finance								32,428,029	32,668,272	12.0%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	6M SOFR + 5.75%	1.00%	11.64%	2/1/2022	5/7/2027	21,084,476	20,789,872	20,504,652	7.5%	(5) (9)
Total Transportation: Cargo								20,789,872	20,504,652	7.5%
Wholesale
IMB Midco LLC (formerly, WSP Midco LLC)	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.53%	10/1/2021	4/27/2027	17,257,983	17,028,940	14,906,583	5.5%	(5)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2027	—	(10,133)	(115,861)	0.0%	(7) (8) (11) (13)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Total Wholesale								17,018,807	14,790,722	5.4%
Total Debt Investments								532,378,544	526,032,489	192.9%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,500,000	0.6%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,249,811	0.5%	(10)
Total Business Services								2,479,662	2,749,811	1.0%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	3,348,236	1.2%	(14)
Total Consumer Goods: Non-durable								3,131,511	3,348,236	1.2%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	359,543	0.1%
Total Sovereign & Public Finance								200,000	359,543	0.1%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units				5/15/2023	N/A	374	374,000	575,721	0.2%	(6)
Total Wholesale								3,774,000	575,721	0.2%
Total Equity								9,585,173	7,033,311	2.6%
Total Non-controlled/Non-affiliated investments								$541,963,717	533,065,800	195.5%	(16)
Liabilities in Excess of Other Assets									(260,364,491)	-95.5%
Total Net Assets									$272,701,309	100.0%
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
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as "valuation designee" in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Board. Although the Board designated the Adviser as "valuation designee," the Board ultimately is responsible for fair value determinations under the 1940 Act. (See Note 2 to the consolidated financial statements)
(5)
Security, or a portion thereof, is held through Onex Direct Lending BDC SPV LLC, a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the Société Générale debt facility.
(6)
Security is held through Onex Direct Lending BDC Blocker LLC, a wholly-owned blocker subsidiary.
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

Onex Direct Lending BDC Fund

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Onex Direct Lending BDC Fund (formerly known as Onex Falcon Direct Lending BDC Fund) (the “Company”, “we”, “us”, or “our”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company commenced operations on October 1, 2021.

On August 25, 2021, the Company formed a wholly-owned blocker entity, Onex Direct Lending BDC Blocker LLC (formerly known as Onex Falcon Direct Lending BDC Blocker LLC) (the “ODL Blocker”), which holds certain of the Company’s portfolio equity investments. On September 21, 2021, the Company formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Direct Lending BDC SPV, LLC (formerly known as Onex Falcon Direct Lending BDC SPV, LLC) (the “ODL SPV”), which holds certain of the Company’s portfolio loan investments that are used as collateral for the debt financing facility provided by Société Générale. On December 13, 2022, the Company formed a wholly-owned entity, Connect America OFDL BDC Holdings, LLC (the “OFDL Holdings”), which holds certain of the Company's portfolio equity investments.

Effective March 5, 2024, Onex Falcon Investment Advisors, LLC, the Company’s prior investment adviser, assigned the Investment Advisory Agreement (as defined below) to Onex Credit Advisor, LLC. The Company is managed by the Adviser. The Adviser, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Adviser also provides administrative services necessary for the Company to operate.

The Company’s investment objective is to generate current income while preserving capital and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

The Company invests primarily in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. The Company defines “high-quality” as investments deemed by the Adviser, after diligence and underwriting, to have favorable risk-reward characteristics including, but not limited to, a low probability of default, favorable investment terms, and an appropriate capital structure to companies of high creditworthiness with stable cash flow generation. The Company may also seek to invest in the subordinated debt and equity, including warrants, options, and convertible instruments, of middle market companies.

The Company’s fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. These unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended December 31, 2023, as filed with the SEC. The Company is considered an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies.

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

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, ODL SPV, ODL Blocker and OFDL Holdings, in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has adopted an “opt out” dividend reinvestment plan (“DRP”) for its shareholders. As a result, if the Company makes a cash distribution, its shareholders will have their cash distributions reinvested in additional shares of the Company including fractional shares as necessary, unless they specifically “opt out” of the DRP to receive the distribution in cash. Under the DRP, cash distributions to participating shareholders will be reinvested in additional shares of the Company at a purchase price equal to the net asset value per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared.

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

Note 3. Related Party Transactions

Administration Agreement

Pursuant to an agreement between the Company and the Company’s prior investment adviser, Onex Falcon Investment Advisors, LLC, effective September 16, 2021, as amended and restated on March 5, 2024 between the Company and the Adviser (the “Administration Agreement”), the Adviser (or, in such context, the “Administrator”) performs, oversees, or arranges for, the performance of administrative and compliance services necessary for the operations of the Company, which includes office facilities, equipment, bookkeeping and recordkeeping services and such other services as the Adviser, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

For the three months ended March 31, 2024 and 2023, the Company incurred administrative fees of $0.3 million and $0.3 million, respectively.

Investment Advisory Agreement

Effective March 5, 2024, the Company’s prior investment adviser, Onex Falcon Investment Advisors, LLC, assigned the investment advisory agreement effective September 16, 2021, as amended and restated on August 9, 2023, to the Adviser, a wholly-owned subsidiary of Onex Corp., pursuant to Rule 2a-6 under the 1940 Act. The Adviser serves as the Company’s investment adviser pursuant to the second amended and restated investment advisory agreement between the Company and the Adviser dated March 5, 2024 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Adviser provides overall investment advisory services for the Company and in accordance with the terms of the Investment Advisory Agreement and the Company’s investment objective, policies and restrictions as in effect from time to time: determines the composition of the Company’s portfolio, the nature and timing of the changes to, the portfolio and the manner of implementing such changes; identifies investment opportunities and makes investment decisions for the Company; monitors investments; performs due diligence on prospective portfolio companies; exercises voting rights in respect of portfolio securities and other investments; serve on, and exercise observer rights for, boards of directors and similar committees of the Company’s portfolio companies; negotiates, obtains and manages financing facilities and other forms of leverage; and provides the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

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

For the three months ended March 31, 2024 and 2023, management fees were $0.8 million and $1.6 million, respectively.

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

For the three months ended March 31, 2024 and 2023, incentive fees were $1.2 million and $2.3 million, respectively, of which the Adviser voluntarily waived $0.9 million for the three months ended March 31, 2023.

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

The following table summarizes the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from the Adviser	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment Waived by Adviser	Eligible for Reimbursement Through
December 31, 2021	$2,858,000	$1,959,766	$898,234	December 31, 2024

For the three months ended March 31, 2024, the Company reimbursed $0.5 million to the Adviser and the Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

Shares held by Affiliated Accounts

As of March 31, 2024 and December 31, 2023, certain entities affiliated with the Company held shares of the Company. As of March 31, 2024 and December 31, 2023, the Adviser and its affiliate held an aggregate of 696,833 and 653,383 shares, approximately 6.6% and 5.8% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$491,031,626	$483,893,506	$532,378,544	$526,032,489
Equity	9,585,173	6,620,994	9,585,173	7,033,311
Total Investments	$500,616,799	$490,514,500	$541,963,717	$533,065,800

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2024 and December 31, 2023, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$—	—%	$19,279,402	3.6%
Beverage, Food & Tobacco	11,633,690	2.4%	16,823,761	3.2%
Business Services	72,941,079	14.9%	87,305,356	16.4%
Construction & Building	13,156,781	2.7%	13,446,800	2.5%
Consumer Goods: Durable	49,389,498	10.1%	51,235,893	9.6%
Consumer Goods: Non-durable	41,870,070	8.5%	42,071,990	7.9%
Consumer Services	11,650,334	2.4%	8,699,485	1.6%
Financial Services	7,912,718	1.6%	—	—%
Forest Products & Paper	10,614,250	2.2%	10,917,405	2.0%
Healthcare & Pharmaceuticals	94,333,192	19.2%	94,446,748	17.8%
High Tech Industries	80,793,240	16.5%	90,843,387	17.1%
Insurance	29,043,921	5.9%	29,096,663	5.5%
Sovereign & Public Finance	33,014,081	6.7%	33,027,815	6.2%
Transportation: Cargo	20,763,406	4.2%	20,504,652	3.8%
Wholesale	13,398,240	2.7%	15,366,443	2.8%
Total Investments	$490,514,500	100.0%	$533,065,800	100.0%

	March 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
United States	$489,109,312	99.7%	$531,815,989	99.8%
Canada	1,405,188	0.3%	1,249,811	0.2%
Total Investments	$490,514,500	100.0%	$533,065,800	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$16,612,926	$467,280,580	$483,893,506
Equity	—	—	6,620,994	6,620,994
Total Investments	$—	$16,612,926	$473,901,574	$490,514,500

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$16,921,875	$509,110,614	$526,032,489
Equity	—	—	7,033,311	7,033,311
Total Investments	$—	$16,921,875	$516,143,925	$533,065,800

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2024	$509,110,614	$7,033,311	$516,143,925
Purchases and drawdowns of investments	16,026,952	—	16,026,952
Proceeds from principal pre-payments and sales of investments	(59,264,830)	—	(59,264,830)
Payment-in-kind	602,748	—	602,748
Net accretion of discount on investments	291,122	—	291,122
Net change in unrealized appreciation (depreciation) on investments	(595,862)	(412,317)	(1,008,179)
Net realized gain (loss) on investments	1,109,836	—	1,109,836
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of March 31, 2024	$467,280,580	$6,620,994	$473,901,574
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(239,300)	$(412,317)	$(651,617)

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

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of March 31, 2024 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$249,502,720	Discounted cash flow	Discount rate	6.2% - 13.9% (9.9%)	Decrease
	186,128,151	Yield analysis	Market yield	5.3% - 20.7% (10.9%)	Decrease
	13,398,240	Enterprise value waterfall	EBITDA multiple	12.0x (12.0x)	Increase
	18,251,469	Recent transactions	Transaction price	N/A	N/A
Equity	6,620,994	Enterprise value waterfall	EBITDA multiple	12.0x - 15.7x (14.3x)	Increase
	$473,901,574

For the three months ended March 31, 2024, the valuation technique for certain investments classified as Wholesale amounting to $13,398,240 changed to enterprise value waterfall approach. These investments were previously valued utilizing the yield analysis approach. The change was due to market conditions and is more reflective of the go forward performance.

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
	$516,143,925

Note 5. Borrowings

On October 4, 2021, the ODL SPV, as borrower, and the Company, solely in its capacities as equity holder and collateral manager, entered into a Loan and Servicing Agreement with Société Générale, as initial lender and agent, and certain financial institutions (the “Lenders”), and U.S. Bank National Association as collateral agent and collateral custodian (the “SPV Facility”), as amended on December 27, 2021, as further amended on March 31, 2022, July 14, 2022 and on April 4, 2023, pursuant to which the amount made available to ODL SPV was increased from $100.0 million to $340.0 million. Borrowings under the SPV Facility will bear interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). ODL SPV will also pay an unused commitment fee at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company also pays a fee of 0.20% per annum on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility terminates on October 2, 2026.

In connection with the SPV Facility, on October 4, 2021, the Company entered into a sale and contribution agreement with the ODL SPV, which provides for the sale and contribution of certain loans to the ODL SPV and for future sales from the Company to the ODL SPV on an ongoing basis. Such loans sold and contributed to ODL SPV constitute part of the initial portfolio of assets securing the SPV Facility.

The SPV Facility includes customary covenants, including certain financial maintenance covenants, limitation on the activities of ODL SPV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SPV Facility is secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets.

Further, as discussed in Note 3 above, on September 8, 2022, the Company entered into the Revolving Onex Loan with the Onex Entity. On May 5, 2023, the Company terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan with OCF II.

Debt obligations consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SPV Facility	$340,000,000	$262,000,000	$340,000,000	$263,000,000
Revolving OCF II Loan	80,000,000	—	80,000,000	—
	$420,000,000	$262,000,000	$420,000,000	$263,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three months ended March 31, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense	$5,428,775	$4,126,279
Amortization of deferred financing costs	277,917	277,917
Total interest and credit facility expense	$5,706,692	$4,404,196
Average debt outstanding	$271,967,391	$220,901,099
Weighted average interest rate	7.4%	6.4%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the three months ended March 31, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
	21,853	$532,335

The following table summarizes the total shares issued and proceeds received during the three months ended March 31, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
	44,339	$1,088,965

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

With respect to distributions, the Company has adopted an “opt out” DRP for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRP will have their distributions automatically reinvested in additional common shares rather than receiving cash distributions. Shareholders who receive distributions in the form of common shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
			$0.77	$8,116,595	79,402

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
			$0.58	$7,007,486	178,875

Share Repurchase Program

In the first quarter of 2023, the Company began offering, and on a quarterly basis, intends to continue offering, to repurchase up to 5% of the Company’s outstanding shares as of the close of the previous calendar quarter. Although the Company intends to offer to repurchase up to 5% of its common shares outstanding in each quarter, the Board has in the past, and may in the future, increase the size of the tender offer, if the Board determines such an increase to be in the best interest of the Company and its shareholders. The Board has complete discretion to determine whether the Company will offer to repurchase any of its common shares, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.

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

The following table presents the share repurchases completed during the three months ended March 31, 2024:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
				677,139

(1)
All repurchase requests were satisfied in full.

The following table presents the share repurchases completed during the three months ended March 31, 2023:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
				418,189

(1)
All repurchase requests were satisfied in full.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net increase in net assets resulting from operations	$8,146,574	$5,881,636
Weighted average common shares outstanding—basic and diluted	10,844,459	12,300,303
Net increase in net assets resulting from operations per common share—basic and diluted	$0.75	$0.48

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

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of March 31, 2024 and December 31, 2023, there were deferred tax assets of $0.8 million and $0.6 million, offset by valuation allowances of $0.8 million and $0.6 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Per share data:
Net asset value, beginning of period	$24.36	$24.56
Results of operations:
Net investment income (loss) (1)	0.76	0.59
Net realized and unrealized gain (loss) (6)	0.01	(0.10)
Net increase (decrease) in net assets resulting from operations (1)	0.77	0.49
Shareholder distributions: (2)
Distributions from net investment income	(0.77)	(0.58)
Net decrease in net assets resulting from shareholder distributions	(0.77)	(0.58)
Net asset value, end of period	$24.36	$24.47
Shares outstanding, end of period	10,620,435	12,260,748
Total return based on net asset value (3)	3.16%	1.99%
Ratio/Supplemental Data:
Net assets, end of period	$258,702,759	$299,998,356
Ratio of net investment income (loss) to average net assets (4)	14.19%	11.03%
Ratio of total expenses to average net assets (4)	11.46%	10.00%
Ratio of net expenses to average net assets (4)	11.64%	9.70%
Average debt outstanding	$271,967,391	$220,901,099
Portfolio turnover	3%	1%
Total amount of senior securities outstanding	$262,000,000	$255,000,000
Asset coverage per unit (5)	$1,987	$2,176

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
(4)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses and waivers, such as organization and offering costs and reimbursement of expense support to the Adviser, is annualized. Net expenses include reimbursement of expense support to the Adviser for the three months ended March 31, 2024. Net expenses include incentive fee waiver from the Adviser for the three months ended March 31, 2023.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2024, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company's conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$3,494,159	$3,926,790
Unfunded revolver obligations	15,788,991	15,736,196
	$19,283,150	$19,662,986

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

On April 1, 2024, the Company, in connection with its private placement of its common shares, issued 158,415 common shares for an aggregate amount of $3.9 million.

On May 9, 2024, the Board declared a quarterly dividend of $0.70 per share for the Company’s shareholders of record as of May 14, 2024, payable on June 20, 2024.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of March 31, 2024 and December 31, 2023, the total amount of non-qualifying assets to total assets was approximately 6.4% and 5.8%, respectively.

Our investment objective is to generate current income while preserving capital, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We invest primarily in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. The Company defines “high-quality” as investments deemed by the Adviser, after diligence and underwriting, to have favorable risk-reward characteristics including, but not limited to, a low probability of default, favorable investment terms, and an appropriate capital structure to companies of high creditworthiness with stable cash flow generation. The Company may also seek to invest in the subordinated debt and equity, including warrants, options, convertible instruments, of middle market companies.

On August 25, 2021, we formed a wholly-owned blocker entity, Onex Direct Lending BDC Blocker LLC, which holds certain of our portfolio equity investments. On September 21, 2021, we formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Direct Lending BDC SPV, LLC, which holds certain of our portfolio loan investments that are used as collateral for the debt financing facility with Société Générale. On December 13, 2022, we formed a wholly-owned entity, Connect America OFDL BDC Holdings, LLC, which holds certain of our portfolio equity investments.

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

Portfolio and Investment Activity

As of March 31, 2024, we had investments in 29 portfolio companies with an aggregate fair value of $490.5 million. As of March 31, 2024 and December 31, 2023, the total amount of non-qualifying assets to total assets was approximately 6.4% and 5.8%, respectively.

Our investment activity for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Investments made in portfolio companies	$16,026,952	$24,846,991
Investments repayments	(59,389,830)	(3,268,069)
Net investment activity	$(43,362,878)	$21,578,922
Portfolio companies at beginning of year or period	30	28
Number of investments in new portfolio companies	2	1
Number of exited portfolio companies	3	—
Portfolio companies at end of year or period	29	29
Percentage of investment commitments at floating rates	100.0%	100.0%
Percentage of investment commitments at fixed rates	—	—
Weighted average contractual interest rate of investments based on par	12.02%	11.43%

The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.9%	Healthcare & Pharmaceuticals	19.2%
Medallia, Inc.	5.2%	High Tech Industries	16.5%
MIS Acquisition, LLC	5.2%	Business Services	14.9%
Connect America.com, LLC	5.1%	Consumer Goods: Durable	10.1%
Hy Cite Enterprises, LLC	5.0%	Consumer Goods: Non-durable	8.5%
MMS Bidco LLC	5.0%	Sovereign & Public Finance	6.7%
BCDI Meteor Acquisition, LLC	5.0%	Insurance	5.9%
SailPoint Technologies Holdings Inc.	4.7%	Transportation: Cargo	4.2%
Montana Buyer Inc.	4.4%	Wholesale	2.7%
APT Opco, LLC	4.3%	Construction & Building	2.7%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.5%	Healthcare & Pharmaceuticals	17.8%
Hy Cite Enterprises, LLC	5.0%	High Tech Industries	17.1%
MIS Acquisition, LLC	4.7%	Business Services	16.4%
Connect America.com, LLC	4.7%	Consumer Goods: Durable	9.6%
Medallia, Inc.	4.7%	Consumer Goods: Non-durable	7.9%
MMS Bidco LLC	4.6%	Sovereign & Public Finance	6.2%
BCDI Meteor Acquisition, LLC	4.6%	Insurance	5.5%
SailPoint Technologies Holdings Inc.	4.3%	Transportation: Cargo	3.8%
Montana Buyer Inc.	4.1%	Automotive	3.6%
APT Opco, LLC	4.0%	Beverage, Food & Tobacco	3.2%

The industry composition of our portfolio at fair value at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Automotive	—%	3.6%
Beverage, Food & Tobacco	2.4%	3.2%
Business Services	14.9%	16.4%
Construction & Building	2.7%	2.5%
Consumer Goods: Durable	10.1%	9.6%
Consumer Goods: Non-durable	8.5%	7.9%
Consumer Services	2.4%	1.6%
Financial Services	1.6%	—%
Forest Products & Paper	2.2%	2.0%
Healthcare & Pharmaceuticals	19.2%	17.8%
High Tech Industries	16.5%	17.1%
Insurance	5.9%	5.5%
Sovereign & Public Finance	6.7%	6.2%
Transportation: Cargo	4.2%	3.8%
Wholesale	2.7%	2.8%
Total Investments	100.0%	100.0%

As of March 31, 2024 and December 31, 2023, our investments consisted of the following:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$491,031,626	$483,893,506	$532,378,544	$526,032,489
Equity	9,585,173	6,620,994	9,585,173	7,033,311
Total Investments	$500,616,799	$490,514,500	$541,963,717	$533,065,800

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$490,514,500	100.0%	$533,065,800	100.0%
Non-accrual	—	0.0%	—	0.0%
Total Investments	$490,514,500	100.0%	$533,065,800	100.0%

Results of Operations

Our operating results for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Total investment income	$17,292,275	$15,559,129
Net expenses	9,052,289	8,359,104
Net investment income	8,239,986	7,200,025
Net realized and unrealized gain (loss)	(93,412)	(1,318,389)
Net increase in net assets resulting from operations	$8,146,574	$5,881,636
Net investment income per common share—basic and diluted	$0.76	$0.59
Net increase in net assets resulting from operations per common share—basic and diluted	$0.75	$0.48

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

Investment income for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Interest income	$16,105,033	$14,872,222
Payment-in-kind interest income	602,748	340,667
Other income	584,494	346,240
Total investment income	$17,292,275	$15,559,129
Weighted average contractual interest rate on performing interest bearing investments	12.02%	11.43%
Weighted average contractual interest rate on all interest bearing investments	12.02%	11.43%

For the three months ended March 31, 2024 and 2023, we have generated interest income, including PIK, of $16.7 million and $15.2 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income increased primarily as a result of the increase in the size of our portfolio and increase in the weighted average yield of our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par at March 31, 2024 and 2023 were as follows:

	March 31,
	2024	2023
Average position size of portfolio (in millions)	$12.2	$14.1
Weighted average contractual interest rate of investments based on par	12.02%	11.43%

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

Expenses

Expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Management fee	$810,205	$1,646,178
Incentive fee	1,177,141	2,329,914
Administration fee	250,000	278,000
Professional fees	433,073	336,487
Trustees’ fees	43,000	43,000
Interest and credit facility expense	5,706,692	4,404,196
Other general and administrative expense	132,178	221,329
Total Expenses	8,552,289	9,259,104
Reimbursement of expense support	500,000	—
Incentive fee waiver	—	(900,000)
Net Expenses	$9,052,289	$8,359,104

Total expenses, including reimbursement of expense support to the Adviser, were $9.1 million and $9.3 million for the three months ended March 31, 2024 and 2023, respectively. Prior to July 1, 2023, we paid our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Beginning on July 1, 2023, we pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SPV Facility is based on the average debt outstanding. Interest expense increased primarily due to the increase in average principal amount of debt outstanding and weighted average interest rate as a result of the increase in SOFR.

On September 15, 2021, we entered into the Expense Support Agreement with the former adviser. Commencing with the fourth quarter of 2021 and on a quarterly basis thereafter, the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser at a later date if certain conditions are met. For the three months ended March 31, 2024, we reimbursed the adviser $0.5 million and the remaining balance of $0.9 million was permanently waived by the Adviser.

For the three months ended March 31, 2024 and 2023, the Adviser voluntarily waived incentive fees totaling $0 and $0.9 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $59.4 million and $3.3 million during the three months ended March 31, 2024 and 2023, from which we realized net gains totaling $1.1 million and $0.1 million, respectively. We recognized gains on partial principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
Sales, repayments or exits of investments	$59,389,830	$3,268,069
Net realized gains (losses) on investments:
Gross realized gains	$1,110,970	$57,035
Gross realized losses	—	(1,003)
Net realized gains (losses) on investments	$1,110,970	$56,032

The net realized gains on investments for the three months ended March 31, 2024 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Crash Champions Intermediate, LLC	$515,255
Kelso Industries LLC	317,799
Project Cloud Holdings, LLC	145,620
Zips Car Wash, LLC	62,308
Other	69,988
Net realized gain (loss) on investments	$1,110,970

The net realized gains on investments for the three months ended March 31, 2023 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Other, net	$56,032
Net realized gain (loss) on investments	$56,032

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
Unrealized appreciation	$2,670,031	$2,125,233
Unrealized depreciation	(3,874,413)	(3,499,654)
Net change in unrealized appreciation (depreciation) on investments	$(1,204,382)	$(1,374,421)

For the three months ended March 31, 2024, the net change in unrealized depreciation on investments was $1.2 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $1.4 million for the three months ended March 31, 2023 primarily due to fair market depreciation of one equity investment.

The change in unrealized appreciation or depreciation on investments for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
Portfolio Company	2024	2023
Amplity Parent, Inc.	$(444,400)	$(418,718)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	23,774	32,452
APT Opco, LLC	21,465	201,857
Atlas Intermediate III, L.L.C.	—	(42,948)
BCDI Meteor Acquisition, LLC	143,456	22,671
BCP V Everise Acquisition LLC	(23,826)	46,502
Bullhorn, Inc.	51,692	122,433
Celerion Buyer, Inc.	(20,622)	97,079
Connect America.com, LLC	182,381	(173,846)
Crash Champions Intermediate, LLC	(495,791)	55,046
Foundation Risk Partners, Corp.	91,437	(152,415)
GS AcquisitionCo, Inc.	109,437	76,056
Hy Cite Enterprises, LLC	(76,987)	23,035
IEC Corporation	—	194,012
IMB Midco LLC (formerly, WSP Midco LLC)	(1,970,788)	(1,587,628)
Jackson Paper Manufacturing Company	(318,794)	98,278
Kelso Industries LLC	7,955	—
KeyData Associates Inc.	155,377	(17,277)
Keystone Purchaser, LLC	302,606	(26,049)
KUEHG Corp.	(937)	—
Medallia, Inc.	159,678	(66,478)
Milestone Technologies, Inc.	50,589	234,299
MIS Acquisition, LLC	248,417	—
MMS Bidco LLC	36,164	220,586
Montana Buyer Inc.	107,118	(19,840)
Pansophic Learning Ltd.	(27,374)	(60,902)
Project Cloud Holdings, LLC	157,377	—
S4T Holdings Corp.	16,884	246,267
SailPoint Technologies Holdings Inc.	(20,773)	341,976
Spark DSO, LLC	47,300	(11,825)
Steele Solutions, Inc.	(271,348)	112,684
The Ultimus Group Midco, LLC	(6,570)	—
Wellful Inc.	(196,203)	(507,272)
Zips Car Wash, LLC	756,924	(414,456)
Net change in unrealized appreciation (depreciation) on investments	$(1,204,382)	$(1,374,421)

During the three months ended March 31, 2024 and 2023, we recognized net unrealized gains (losses) on foreign currency of $(20.7) thousand and $32.7 thousand, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2024 and 2023, the net increase in net assets resulting from operations was $8.1 million and $5.9 million or $0.75 and $0.48 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of March 31, 2024, our asset coverage ratio was 198.7%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage.

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

As of March 31, 2024 we had $20.5 million in cash and cash equivalents on hand, plus $78.0 million and $80.0 million available to us under our borrowing facilities with Société Générale and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the three months ended March 31, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
	21,853	$532,335

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

The following table presents the share repurchases completed during the three months ended March 31, 2024:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
				677,139

(1)
All repurchase requests were satisfied in full.

The following table presents the share repurchases completed during the three months ended March 31, 2023:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
				418,189
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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
			$0.77	$8,116,595	79,402

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
			$0.58	$7,007,486	178,875

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 198.7% and 203.7%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of March 31, 2024:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$262,000,000	$—	$262,000,000	$—	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$262,000,000	$—	$262,000,000	$—	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2023:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$263,000,000	$—	$263,000,000	$—	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$263,000,000	$—	$263,000,000	$—	$—

The weighted average interest rate on the aggregate principal amount outstanding was 7.4% for the three months ended March 31, 2024 and 7.1% for the year ended December 31, 2023.

The ratio of total principal amount of debt outstanding to shareholders' equity as of March 31, 2024 was 1.01:1.00 compared to 0.96:1.00 as of December 31, 2023.

SPV Facility

We and our consolidated subsidiary, ODL SPV, are party to the “SPV Facility” with Société Générale, as initial lender and agent, and certain financial institutions that allows ODL SPV to borrow up to $340.0 million. Borrowings under the SPV Facility will bear interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). ODL SPV will also pay an unused commitment fee on the unused commitment amount at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company also pays a fee of 0.20% per annum on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility is secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets. The SPV Facility terminates on October 2, 2026.

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

As of March 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$3,494,159	$3,926,790
Unfunded revolver obligations	15,788,991	15,736,196
	$19,283,150	$19,662,986

Recent Developments

On April 1, 2024, we issued, in connection with our private placement of our common shares, 158,415 common shares for an aggregate amount of $3.9 million.

On May 9, 2024, the Board declared a quarterly dividend of $0.70 per share for the Company’s shareholders of record as of May 14, 2024, payable on June 20, 2024.

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

Investments for which market quotations are readily available are typically valued at the average bid and ask prices of such market quotes, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotes, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities for which market quotations are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process. Accordingly, such investments go through our multi-step valuation process as described below. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of the Adviser, does not represent fair value.

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

Uncertainty with respect to the economic effects of interest rates, inflation, the war between Russia and Ukraine, the war between Israel and Hamas, the lingering effects of the COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—Risks Related to Our Business and Structure—General economic conditions could adversely affect the performance of our investments,” “Risk Factors—Risks Related to Our Business and Structure—The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations” and “Risk Factors—Risks Related to Our Business and Structure—The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.” in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2024 and December 31, 2023, 100% of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR or PRIME, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2024 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$14,974,101	$7,860,000	$7,114,101
Up 200 Basis Points	9,982,734	5,240,000	4,742,734
Up 100 Basis Points	4,991,367	2,620,000	2,371,367
Down 100 Basis Points	(4,991,367)	(2,620,000)	(2,371,367)
Down 200 Basis Points	(9,982,734)	(5,240,000)	(4,742,734)
Down 300 Basis points	(14,974,101)	(7,860,000)	(7,114,101)

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with the SEC on April 23, 2024 for information about unregistered sales of our equity securities during the quarter. Such issuances were part of a private offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

In the first quarter of 2023, the Company began offering, and on a quarterly basis, intends to continue offering, to repurchase up to 5% of the Company’s outstanding shares as of the close of the previous calendar quarter. Although the Company intends to offer to repurchase up to 5% of its common shares outstanding in each quarter, the Board has in the past, and may in the future, increase the size of the tender offer, if the Board determines such an increase to be in the best interest of the Company and its shareholders. The Board has complete discretion to determine whether we will offer to repurchase any of our common shares, and if so, the terms of such repurchase. At the discretion of the Board, we may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.

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

The following table presents the share repurchases completed during the three months ended March 31, 2024:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
				677,139
(1)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

3.1	Third Amended and Restated Declaration of Trust*

3.2	Amended and Restated Bylaws (incorporated by reference to the Exhibit 3.2(b) to the Company’s Form 10-K filed on March 6, 2024)

10.1	Second Amended and Restated Investment Advisory Agreement, dated March 5, 2024 (incorporated by reference to the Exhibit 3.2(b) to the Company’s Form 10-K filed on March 6, 2024)

10.2	Amended and Restated Administration Agreement, dated March 5, 2024 (incorporated by reference to the Exhibit 3.2(b) to the Company’s Form 10-K filed on March 6, 2024)

10.3	Amendment No. 1 to Sub-Administration Agreement, dated March 6, 2024 (incorporated by reference to the Exhibit 3.2(b) to the Company’s Form 10-K filed on March 6, 2024)

14.1	The Adviser’s Code of Ethics*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX DIRECT LENDING BDC FUND

May 9, 2024	By:	/s/ Ronnie Jaber
	Name:	Ronnie Jaber
	Title:	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)

May 9, 2024	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)