Form 10-Q
period 2024-06-30
Onex Direct Lending BDC Fund
filed 2024-08-07
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The issuer had 10,514,884 common shares, $0.001 par value per share, outstanding as of August 5, 2024.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2024	December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $509,784,541 and $541,963,717, respectively)	$497,524,914	$533,065,800
Cash and cash equivalents	13,873,095	9,813,406
Restricted cash	—	2,742,185
Interest and other receivables	6,840,141	4,275,291
Deferred financing costs (net of $2,595,963 and $2,040,130 in amortized expenses, respectively)	287,181	843,014
Prepaid expenses	90,354	222,390
Total Assets	518,615,685	550,962,086
Liabilities:
Credit facility (Note 5)	226,000,000	263,000,000
Payable for investments purchased	34,257,603	8,100,000
Management fee payable (Note 3)	788,189	864,947
Incentive fee payable (Note 3)	711,287	960,462
Administration fee payable (Note 3)	849,655	910,036
Interest payable	3,241,142	3,654,305
Accrued expenses and other liabilities	661,091	771,027
Total Liabilities	266,508,967	278,260,777
Commitments and Contingencies (Note 10)	—	—
Net Assets	$252,106,718	$272,701,309
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 10,514,884 and 11,196,319 shares issued and outstanding, respectively)	$10,516	$11,198
Additional paid-in capital	263,992,688	280,591,727
Accumulated distributable earnings (losses)	(11,896,486)	(7,901,616)
Net Assets	$252,106,718	$272,701,309
Net Asset Value Per Share	$23.98	$24.36

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$14,790,040	$16,154,084	$30,895,073	$31,026,306
Payment-in-kind interest income	608,353	371,498	1,211,101	712,165
Other income	340,289	386,583	924,783	732,823
Total Investment Income	15,738,682	16,912,165	33,030,957	32,471,294
Expenses:
Management fee	788,189	1,653,136	1,598,394	3,299,314
Incentive fee	711,287	1,531,309	1,888,428	3,861,223
Administration fee	250,000	278,000	500,000	556,000
Professional fees	302,528	422,051	735,601	758,538
Trustees’ fees	46,708	46,167	89,708	89,167
Interest and credit facility expense	5,212,515	5,150,523	10,919,207	9,554,719
Other general and administrative expense	213,605	228,322	345,783	449,651
Total Expenses	7,524,832	9,309,508	16,077,121	18,568,612
Incentive fee waiver	—	—	—	(900,000)
Reimbursement of expense support to Adviser	—	—	500,000	—
Net Expenses	7,524,832	9,309,508	16,577,121	17,668,612
Net Investment Income (Loss)	8,213,850	7,602,657	16,453,836	14,802,682
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	(2,755,997)	558,291	(1,645,027)	614,323
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(2,157,328)	516,468	(3,361,710)	(857,953)
Net realized and unrealized gain (loss)	(4,913,325)	1,074,759	(5,006,737)	(243,630)
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,300,525	$8,677,416	$11,447,099	$14,559,052
Net investment income (loss) per common share —Basic and Diluted	$0.77	$0.63	$1.53	$1.22
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$0.31	$0.72	$1.07	$1.20
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	10,615,859	11,997,347	10,730,759	12,147,378

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares			Total Distributable
Three Months Ended June 30, 2024	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of March 31, 2024	10,620,435	$10,622	$266,563,774	$(7,871,637)	$258,702,759
Net investment income (loss)				8,213,850	8,213,850
Net realized gain (loss) on investments				(2,755,997)	(2,755,997)
Net change in unrealized appreciation (depreciation) on investments				(2,157,328)	(2,157,328)
Issuance of common shares	158,415	158	3,858,842		3,859,000
Redemption of common shares	(314,031)	(314)	(7,649,475)		(7,649,789)
Distributions to shareholders				(7,325,374)	(7,325,374)
Shares issued in connection with dividend reinvestment plan	50,065	50	1,219,547		1,219,597
Balance as of June 30, 2024	10,514,884	$10,516	$263,992,688	$(11,896,486)	$252,106,718

	Common Shares			Total Distributable
Three Months Ended June 30, 2023	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of March 31, 2023	12,260,748	$12,261	$306,830,297	$(6,844,202)	$299,998,356
Net investment income (loss)				7,602,657	7,602,657
Net realized gain (loss) on investments				558,291	558,291
Net change in unrealized appreciation (depreciation) on investments				516,468	516,468
Issuance of common shares	18,186	18	444,982		445,000
Redemption of common shares	(549,357)	(549)	(13,442,216)		(13,442,765)
Distributions to shareholders				(7,037,746)	(7,037,746)
Shares issued in connection with dividend reinvestment plan	179,607	180	4,394,809		4,394,989
Balance as of June 30, 2023	11,909,184	$11,910	$298,227,872	$(5,204,532)	$293,035,250

	Common Shares			Total Distributable
Six Months Ended June 30, 2024	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	11,196,319	$11,198	$280,591,727	$(7,901,616)	$272,701,309
Net investment income (loss)				16,453,836	16,453,836
Net realized gain (loss) on investments				(1,645,027)	(1,645,027)
Net change in unrealized appreciation (depreciation) on investments				(3,361,710)	(3,361,710)
Issuance of common shares	180,268	180	4,391,155		4,391,335
Redemption of common shares	(991,170)	(991)	(24,143,910)		(24,144,901)
Distributions to shareholders				(15,441,969)	(15,441,969)
Shares issued in connection with dividend reinvestment plan	129,467	129	3,153,716		3,153,845
Balance as of June 30, 2024	10,514,884	$10,516	$263,992,688	$(11,896,486)	$252,106,718

	Common Shares			Total Distributable
Six Months Ended June 30, 2023	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	12,455,723	$12,456	$311,618,675	$(5,718,352)	$305,912,779
Net investment income (loss)				14,802,682	14,802,682
Net realized gain (loss) on investments				614,323	614,323
Net change in unrealized appreciation (depreciation) on investments				(857,953)	(857,953)
Issuance of common shares	62,525	62	1,533,903		1,533,965
Redemption of common shares	(967,546)	(967)	(23,712,511)		(23,713,478)
Distributions to shareholders				(14,045,232)	(14,045,232)
Shares issued in connection with dividend reinvestment plan	358,482	359	8,787,805		8,788,164
Balance as of June 30, 2023	11,909,184	$11,910	$298,227,872	$(5,204,532)	$293,035,250

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,447,099	$14,559,052
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	1,645,027	(614,323)
Net change in unrealized (appreciation) depreciation on investments	3,361,710	857,953
Net accretion of discount on investments	(825,081)	(1,151,605)
Amortization of deferred financing costs	555,833	555,833
Payment-in-kind interest income	(1,211,101)	(712,165)
Purchases and drawdowns of investments	(70,791,018)	(49,709,709)
Sales and repayments of investments	103,361,349	34,777,401
(Increase) decrease in operating assets:
Interest and other receivables	(2,564,850)	2,664,383
Prepaid expenses	132,036	115,884
Increase (decrease) in operating liabilities:
Management fee payable	(76,758)	23,473
Incentive fee payable	(249,175)	(194,279)
Administration fee payable	(60,381)	(588,076)
Interest payable	(413,163)	1,634,770
Payable for investments purchased	26,157,603	—
Accrued expenses and other liabilities	(109,936)	352,850
Net cash provided by (used in) operating activities	70,359,194	2,571,442
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	4,391,335	1,533,965
Redemption of common shares	(24,144,901)	(23,713,478)
Distributions to shareholders	(12,288,124)	(5,257,068)
Borrowings on credit facility	18,000,000	44,000,000
Payments on credit facility	(55,000,000)	—
Net cash provided by (used in) financing activities	(69,041,690)	16,563,419
Net increase (decrease) in cash and cash equivalents	1,317,504	19,134,861
Cash and cash equivalents and restricted cash, beginning of period	12,555,591	6,431,079
Cash and cash equivalents and restricted cash, end of period	$13,873,095	$25,565,940

Supplemental and Non-Cash Information
Cash paid for interest	$10,776,537	$7,364,116
Reinvestments of distributions	$3,153,845	$8,788,164

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$13,873,095	$23,562,260
Restricted cash	—	2,003,680
Total cash and cash equivalents and restricted cash	$13,873,095	$25,565,940

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

June 30, 2024

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Beverage, Food & Tobacco
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.25%	1.00%	11.69%	6/5/2023	3/31/2029	11,160,588	$10,900,976	$11,160,588	4.4%	(5)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.25%	1.00%	11.69%	6/5/2023	3/31/2028	1,159,322	1,159,322	1,159,322	0.5%	(8) (13)
Total Beverage, Food & Tobacco								12,060,298	12,319,910	4.9%
Business Services
AVSC Holding Corp. (aka PSAV, Inc.)	2020 B-1 Term Loan (First Lien)	1M SOFR + 5.50%	1.00%	10.94% (1.00% PIK)	6/14/2024	3/3/2025	2,992,676	2,977,716	2,977,907	1.2%	(12)
AVSC Holding Corp. (aka PSAV, Inc.)	2020 B-2 Term Loan (First Lien)	1M SOFR + 5.50%	1.00%	10.94% (1.00% PIK)	5/1/2024	10/15/2026	6,987,940	7,001,088	6,987,940	2.8%	(12)
BCP V Everise Acquisition LLC	Cov-Lite Term Loan B	3M SOFR + 6.00%	—	11.33%	12/14/2023	12/14/2029	4,894,219	4,431,349	4,722,921	1.9%	(5)
CoolSys, Inc.	Closing Date Initial Term Loan	1M SOFR + 4.75%	—	10.27%	5/1/2024	8/11/2028	12,060,095	11,890,473	11,929,484	4.7%	(9) (12)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.75%	1.00%	12.23%	12/7/2022	12/7/2028	13,036,973	12,829,515	12,630,219	5.0%	(5)
Milestone Technologies, Inc.	First Amendment Term Loan	3M SOFR + 6.75%	1.00%	12.23%	1/3/2024	12/7/2028	1,320,200	1,289,790	1,279,010	0.5%
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.75%	1.00%	12.23%	12/7/2022	12/8/2028	465,517	442,581	417,103	0.2%	(8) (13)
MIS Acquisition, LLC	Initial Term Loan	3M SOFR + 6.75%	1.00%	12.08%	11/16/2023	11/17/2028	14,832,603	14,433,472	14,555,234	5.8%	(5)
MIS Acquisition, LLC	Revolving Loan	3M SOFR + 6.75%	1.00%	—	11/16/2023	11/17/2028	—	(29,108)	(19,912)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 5.75%	0.75%	11.09%	7/22/2022	7/22/2029	21,374,500	21,037,641	21,374,500	8.5%	(5)
Montana Buyer Inc.	Revolving Loan	FFR + 4.75%	0.75%	11.09%	7/22/2022	7/22/2028	140,000	106,879	140,000	0.1%	(8) (13)
Nielsen Consumer Inc.	Ninth Amendment Dollar Refinancing Term Loan	1M SOFR + 4.75%	0.50%	10.08%	6/18/2024	3/6/2028	5,750,000	5,735,625	5,750,000	2.3%	(10) (12) (15)
Total Business Services								82,147,021	82,744,406	32.8%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 7.75%	0.50%	13.31%	3/18/2022	3/18/2027	13,811,129	13,639,341	13,258,684	5.3%	(5)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 7.75%	0.50%	—	3/18/2022	3/18/2027	—	(20,987)	(77,420)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,618,354	13,181,264	5.2%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.43%	12/29/2022	10/29/2028	24,687,500	24,199,524	24,411,000	9.7%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	13.59%	11/12/2021	11/12/2026	24,389,714	24,014,278	24,389,714	9.7%	(5)
Total Consumer Goods: Durable								48,213,802	48,800,714	19.4%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.51%	10/1/2021	6/30/2026	20,655,151	20,453,485	20,655,151	8.2%	(5)
Connect America.com, LLC	Incremental Term Facility	3M SOFR + 7.00%	1.00%	12.49%	4/6/2022	6/30/2026	1,220,485	1,201,342	1,220,485	0.5%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M SOFR + 6.25%	0.75%	11.71%	11/16/2021	4/21/2027	13,968,750	13,963,971	9,094,983	3.6%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	11.71%	11/16/2021	4/21/2027	4,781,250	4,619,950	3,113,048	1.2%	(5) (12)
Total Consumer Goods: Non-durable								40,238,748	34,083,667	13.5%
Consumer Services
KUEHG Corp.	Initial Term Loan	3M SOFR + 4.50%	0.50%	9.83%	3/26/2024	6/12/2030	2,238,750	2,234,266	2,238,750	0.9%	(10) (12) (15)
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	12.69%	7/13/2022	12/31/2024	9,673,590	9,616,211	9,408,534	3.7%	(5) (8) (9) (13)
Total Consumer Services								11,850,477	11,647,284	4.6%
Financial Services

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	10.59%	5/23/2024	10/16/2028	2,000,000	1,995,011	2,000,000	0.8%	(12) (15)
The Ultimus Group Midco, LLC	Term Loan	3M SOFR + 5.50%	0.75%	10.93%	3/7/2024	3/7/2031	7,992,687	7,914,947	7,992,687	3.2%	(15)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	3M SOFR + 5.50%	0.75%	—	3/7/2024	3/7/2026	—	(5,723)	—	0.0%	(7) (8) (11) (13) (15)
The Ultimus Group Midco, LLC	Revolving Loan	3M SOFR + 5.50%	0.75%	—	3/7/2024	3/7/2030	—	(7,588)	—	0.0%	(7) (8) (11) (13) (15)
Total Financial Services								9,896,647	9,992,687	4.0%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 7.25%	1.00%	12.68%	10/1/2021	8/26/2026	11,172,963	11,045,566	10,671,297	4.2%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(13,173)	(59,867)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,032,393	10,611,430	4.2%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	6M SOFR + 7.50%	1.00%	12.93% (1.50% PIK)	2/4/2022	1/31/2027	21,764,314	21,557,188	15,870,538	6.3%	(5)
Amplity Parent, Inc.	Revolving Credit Facility	6M SOFR + 7.50%	1.00%	12.93% (1.50% PIK)	2/4/2022	1/31/2027	1,497,718	1,477,894	894,638	0.4%	(8) (13)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.50%	1.00%	12.10%	12/28/2021	12/28/2026	19,732,143	19,506,506	19,617,696	7.8%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	12.10%	12/28/2021	12/28/2026	1,528,274	1,517,159	1,519,410	0.6%	(5) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +5.50%	0.75%	10.84%	11/7/2022	11/3/2029	14,329,105	14,055,288	14,329,105	5.7%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +5.50%	0.75%	—	11/7/2022	11/3/2029	—	(42,215)	—	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +5.50%	0.75%	—	11/7/2022	11/3/2028	—	(20,856)	—	0.0%	(7) (8) (11) (13)
MED ParentCo, LP	Eighth Amendment Refinancing Term Loan (First Lien)	1M SOFR + 4.00%	—	9.34%	4/5/2024	4/15/2031	1,000,000	995,087	1,000,000	0.4%	(12) (15)
MMS Bidco LLC	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	11.44%	6/30/2022	6/30/2027	24,562,500	24,219,015	24,417,581	9.7%	(5)
Spark DSO, LLC	First Lien Term Loan	3M SOFR + 7.75%	1.00%	13.20% (5.75% PIK)	2/9/2022	4/19/2026	15,216,803	15,148,460	15,137,675	6.0%	(5)
Spark DSO, LLC	Revolver	1M SOFR + 7.75%	1.00%	13.20% (5.75% PIK)	2/9/2022	4/19/2026	588,070	580,053	578,320	0.2%	(8) (13)
Total Healthcare & Pharmaceuticals								98,993,579	93,364,963	37.0%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2022-1 Incremental Term Loan	3M SOFR + 5.50%	1.00%	10.83%	3/23/2022	7/15/2027	12,748,808	12,587,031	12,620,045	5.0%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Term Loan	3M SOFR + 5.50%	1.00%	10.83%	3/21/2023	7/15/2027	3,332,813	3,281,840	3,299,151	1.3%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Delayed Draw Term Loan	3M SOFR + 5.50%	1.00%	10.83%	3/21/2023	7/15/2027	1,616,875	1,605,757	1,600,545	0.6%	(5) (7) (8) 10) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	10.34%	11/10/2021	9/30/2026	14,678,370	14,660,458	14,468,469	5.7%	(5) (10)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	9.21%	6/4/2024	10/16/2028	5,984,694	5,737,825	5,665,500	2.2%	(12) (15)
Medallia, Inc.	Initial Term Loan	3M SOFR + 6.50%	0.75%	11.93% (4.00% PIK)	10/29/2021	10/29/2028	25,926,107	25,632,545	25,926,107	10.3%	(5) (9)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.00%	0.75%	11.33%	8/16/2022	8/16/2029	23,123,123	22,775,779	23,067,628	9.1%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.00%	0.75%	—	8/16/2022	8/16/2028	—	(25,795)	(4,506)	0.0%	(7) (8) (11) (13)
Xplor T1, LLC	Initial Term Loan	3M SOFR + 4.25%	—	9.60%	6/14/2024	6/13/2031	1,750,000	1,741,260	1,750,000	0.7%	(12) (15)
Total High Tech Industries								87,996,700	88,392,939	35.1%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 5.25%	0.75%	10.58%	3/8/2023	10/29/2028	19,743,750	19,252,269	19,694,391	7.8%	(5) (15)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 5.25%	0.75%	10.58%	3/8/2023	10/29/2028	9,227,045	9,117,301	9,203,978	3.7%	(5) (8) (13) (15)
Total Insurance								28,369,570	28,898,369	11.5%
Sovereign & Public Finance
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	11.46%	12/27/2021	12/27/2026	15,068,182	14,921,599	15,068,182	6.0%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	11.46%	12/27/2021	12/27/2026	4,500,182	4,482,856	4,500,182	1.8%	(5) (8) (13)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets	Footnotes
Total Sovereign & Public Finance								19,404,455	19,568,364	7.8%
Telecommunications
Level 3 Financing, Inc.	Term B-2	1M SOFR + 6.56%	2.00%	11.90%	6/14/2024	4/15/2030	3,000,000	2,917,500	2,928,000	1.2%	(12)
Total Telecommunications								2,917,500	2,928,000	1.2%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	11.21%	2/1/2022	5/7/2027	20,976,511	20,702,598	20,687,035	8.2%	(5)
Total Transportation: Cargo								20,702,598	20,687,035	8.2%
Wholesale
IMB Midco LLC (formerly, WSP Midco LLC)	Term Loan A	3M SOFR + 5.00%		6.48% (4.00% PIK)	5/20/2024	4/27/2028	9,732,644	7,729,844	9,732,644	3.9%	(5) (15)
IMB Midco LLC (formerly, WSP Midco LLC)	Term Loan B	8.00%		8.00% PIK	5/20/2024	4/27/2028	6,131,575	4,868,800	4,016,182	1.6%	(5) (15)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(5,166)	—	0.0%	(7) (8) (11) (13)
Total Wholesale								12,593,478	13,748,826	5.5%
Total Debt Investments								500,035,620	490,969,858	194.7%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,380,000	0.5%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,243,329	0.5%	(10)
Total Business Services								2,479,662	2,623,329	1.0%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	3,323,142	1.3%	(14)
Total Consumer Goods: Non-durable								3,131,511	3,323,142	1.3%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	438,387	0.2%
Total Sovereign & Public Finance								200,000	438,387	0.2%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series Z Units				5/20/2024	N/A	164	163,748	170,198	0.1%	(6)
Total Wholesale								3,937,748	170,198	0.1%
Total Equity								9,748,921	6,555,056	2.6%
Total Non-controlled/Non-affiliated investments								$509,784,541	497,524,914	197.3%
Liabilities in Excess of Other Assets									(245,418,196)	-97.3%
Total Net Assets									$252,106,718	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of June 30, 2024, the 1-Month SOFR or “1M SOFR” was 5.34%, the 3-Month SOFR or “3M SOFR” was 5.32%, the 6-Month SOFR or “6M SOFR” was 5.25%, and the Federal Funds Rate or “FFR” was 5.33%.
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
(8)
The undrawn portion of these committed revolvers and delayed draw term loans are subject to a commitment and/or unused fee.
(9)
The stated interest rate represents the weighted average interest rate of all contracts.

(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 7.5% of total assets as of June 30, 2024.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of June 30, 2024, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,497,718	$—	$729,314
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	Delayed Draw Term Loan	1,625,000	1,625,000	—	—
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	1,539,881	3,222,024	—
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	9,306,818	9,306,818	—	—
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	465,517	—	1,086,207
MIS Acquisition, LLC	Revolver	1,866,667	—	801,871	1,064,796
Montana Buyer Inc.	Revolver	2,450,000	140,000	—	2,310,000
Project Cloud Holdings, LLC	Delayed Draw Term Loan	1,525,424	1,525,424	—	—
Project Cloud Holdings, LLC	Revolver	1,220,338	1,159,321	—	61,017
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	4,545,455	—	—
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	588,070	625,000	1,286,930
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,192,369	—	—	1,192,369
The Ultimus Group Midco, LLC	Revolver	794,913	—	—	794,913
IMB Midco LLC (formerly, WSP Midco LLC)	Revolver	850,365	—	340,146	510,219
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	15,234,375	—
		$70,016,389	$32,158,829	$20,223,416	$17,634,144
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
(8)
The undrawn portion of these committed revolvers and delayed draw term loans are subject to a commitment and/or unused fee.
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

Effective March 5, 2024, Falcon Investment Advisors, LLC (formerly known as Onex Falcon Investment Advisors, LLC), the Company’s prior investment adviser (the “Prior Adviser”), assigned the Investment Advisory Agreement (as defined below) to Onex Credit Advisor, LLC. The Company is managed by the Adviser. The Adviser, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Adviser also provides administrative services necessary for the Company to operate.

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

Cash and Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments. The carrying amounts for money market investments approximate fair value. Restricted cash consists of deposits pledged as collateral, if any. Cash, cash equivalents and restricted cash are held at major financial institutions and, at times, may exceed the insured limits under applicable law.

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

Note 3. Related Party Transactions

Administration Agreement

Pursuant to an agreement between the Company and the Company’s Prior Adviser, effective September 16, 2021, as amended and restated on March 5, 2024 between the Company and the Adviser (the “Administration Agreement”), the Adviser (or, in such context, the “Administrator”) performs, oversees, or arranges for, the performance of administrative and compliance services necessary for the operations of the Company, which includes office facilities, equipment, bookkeeping and recordkeeping services and such other services as the Adviser, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

On August 7, 2024, the Board renewed the Administration Agreement. Unless earlier terminated as described herein, the Administration Agreement will remain in effect until August 7, 2025.

For the three months ended June 30, 2024 and 2023, the Company incurred administrative fees of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred administrative fees of $0.5 million and $0.6 million, respectively.

Investment Advisory Agreement

Effective March 5, 2024, the Company’s Prior Adviser, assigned the investment advisory agreement effective September 16, 2021, as amended and restated on August 9, 2023, to the Adviser, a wholly-owned subsidiary of Onex Corp., pursuant to Rule 2a-6 under the 1940 Act. The Adviser serves as the Company’s investment adviser pursuant to the second amended and restated investment advisory agreement between the Company and the Adviser dated March 5, 2024 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Adviser provides overall investment advisory services for the Company and in accordance with the terms of the Investment Advisory Agreement and the Company’s investment objective, policies and restrictions as in effect from time to time: determines the composition of the Company’s portfolio, the nature and timing of the changes to, the portfolio and the manner of implementing such changes; identifies investment opportunities and makes investment decisions for the Company; monitors investments; performs due diligence on prospective portfolio companies; exercises voting rights in respect of portfolio securities and other investments; serve on, and exercise observer rights for, boards of directors and similar committees of the Company’s portfolio companies; negotiates, obtains and manages financing facilities and other forms of leverage; and provides the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

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

On August 7, 2024, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described herein, the Investment Advisory Agreement will remain in effect until August 7, 2025.

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

For the three months ended June 30, 2024 and 2023, management fees were $0.8 million and $1.7 million, respectively. For the six months ended June 30, 2024 and 2023, management fees were $1.6 million and $3.3 million, respectively.

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

For the three months ended June 30, 2024 and 2023, incentive fees were $0.7 million and $1.5 million, respectively. For the six months ended June 30, 2024 and 2023, incentive fees were $1.9 million and $3.9 million, respectively, of which the Adviser voluntarily waived $0.9 million for the six months ended June 30, 2023.

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

Expense Support Agreement

On September 15, 2021, the Company entered into the Expense Support Agreement with the Prior Adviser.

Commencing with the fourth quarter of 2021 and on a quarterly basis thereafter, the Prior Adviser may elect to pay certain expenses of the Company from time to time, which the Company will be obligated to reimburse to the Prior Adviser at a later date if certain conditions are met. Any payment so required to be made by the Prior Adviser is referred to herein as an “Expense Payment.”

The Prior Adviser’s obligation to make an Expense Payment becomes a liability of the Prior Adviser, and the right to such Expense Payment becomes an asset of the Company, no later than the last business day of the applicable calendar quarter. The Expense Payment for any calendar quarter shall, as promptly as possible, be: (i) paid by the Prior Adviser to the Company in any combination of cash or other immediately available funds, and/or (ii) offset against amounts due from the Company to the Prior Adviser.

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

Following any calendar quarter in which Available Operating Funds exceed the cumulative distributions paid to the Company’s shareholders in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating funds”), the Company shall pay such Excess Operating Funds, or a portion thereof in accordance with the stipulation below, as applicable, to the Prior Adviser until such time as all Expense Payments made by the Prior Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed or waived. Any payments required to be made by the Company pursuant to the preceding sentence are referred to herein as a “Reimbursement Payment.”

The amount of the Reimbursement Payment for any calendar quarter will be equal to the lesser of (i) the Excess Operating Funds in such calendar quarter, and (ii) the aggregate amount of all Expense Payments made by the Prior Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Prior Adviser. No Reimbursement Payment shall be made if: (1) the Effective Rate of Distributions Per Share (defined below) declared by the Company at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Prior Adviser, and interest expense, by the Company’s net assets.

The Company’s obligation to make a Reimbursement Payment becomes a liability to the Company, and the right to such Reimbursement Payment becomes an asset of the Prior Adviser, no later than the last business day of the applicable calendar quarter. The Reimbursement Payment for any calendar quarter shall, as promptly as possible, be paid by the Company to the Prior Adviser in any combination of cash or other immediately available funds. Any Reimbursement Payments shall be deemed to have reimbursed the Prior Adviser for Expense Payments in chronological order beginning with the oldest Expense Payment eligible for reimbursement.

The Expense Support Agreement may be terminated at any time, without penalty, by the Company or the Prior Adviser, with or without notice. The Expense Support Agreement automatically terminates in the event of (a) the termination by the Company of the Investment Advisory Agreement, or (b) the Board determines to dissolve or liquidate the Company.

The following table summarizes the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Prior Adviser	Reimbursement Payment made to Prior Adviser	Unreimbursed Expense Payment Waived by Prior Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement Through(1)
December 31, 2021	$2,858,000	$1,959,766	$898,234	$—	December 31, 2024
(1)
The Prior Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

For the three and six months ended June 30, 2024, the Company reimbursed $0 and $0.5 million, respectively, to the Prior Adviser and the Prior Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

Shares held by Affiliated Accounts

As of June 30, 2024 and December 31, 2023, certain entities affiliated with the Company held shares of the Company. As of June 30, 2024 and December 31, 2023, the Adviser and its affiliate held an aggregate of 609,508 and 653,383 shares, approximately 5.8% and 5.8% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$500,035,620	$490,969,858	$532,378,544	$526,032,489
Equity	9,748,921	6,555,056	9,585,173	7,033,311
Total Investments	$509,784,541	$497,524,914	$541,963,717	$533,065,800

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2024 and December 31, 2023, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$—	—%	$19,279,402	3.6%
Beverage, Food & Tobacco	12,319,910	2.5%	16,823,761	3.2%
Business Services	85,367,735	17.2%	87,305,356	16.4%
Construction & Building	13,181,264	2.6%	13,446,800	2.5%
Consumer Goods: Durable	48,800,714	9.8%	51,235,893	9.6%
Consumer Goods: Non-durable	37,406,809	7.5%	42,071,990	7.9%
Consumer Services	11,647,284	2.3%	8,699,485	1.6%
Financial Services	9,992,687	2.0%	—	—%
Forest Products & Paper	10,611,430	2.1%	10,917,405	2.0%
Healthcare & Pharmaceuticals	93,364,963	18.8%	94,446,748	17.8%
High Tech Industries	88,392,939	17.8%	90,843,387	17.1%
Insurance	28,898,369	5.8%	29,096,663	5.5%
Sovereign & Public Finance	20,006,751	4.0%	33,027,815	6.2%
Telecommunications	2,928,000	0.6%	—	—%
Transportation: Cargo	20,687,035	4.2%	20,504,652	3.8%
Wholesale	13,919,024	2.8%	15,366,443	2.8%
Total Investments	$497,524,914	100.0%	$533,065,800	100.0%

	June 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
United States	$496,281,585	99.8%	$531,815,989	99.8%
Canada	1,243,329	0.2%	1,249,811	0.2%
Total Investments	$497,524,914	100.0%	$533,065,800	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$55,435,612	$435,534,246	$490,969,858
Equity	—	—	6,555,056	6,555,056
Total Investments	$—	$55,435,612	$442,089,302	$497,524,914

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$16,921,875	$509,110,614	$526,032,489
Equity	—	—	7,033,311	7,033,311
Total Investments	$—	$16,921,875	$516,143,925	$533,065,800

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2024	$509,110,614	$7,033,311	$516,143,925
Purchases and drawdowns of investments	27,326,871	163,748	27,490,619
Proceeds from principal pre-payments and sales of investments	(103,028,457)	—	(103,028,457)
Payment-in-kind	1,205,072	—	1,205,072
Net accretion of discount on investments	806,497	—	806,497
Net change in unrealized appreciation (depreciation) on investments	1,762,934	(642,003)	1,120,931
Net realized gain (loss) on investments	(1,649,285)	—	(1,649,285)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of June 30, 2024	$435,534,246	$6,555,056	$442,089,302
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$40,478	$(642,003)	$(601,525)

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

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of June 30, 2024 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$248,795,848	Discounted cash flow	Discount rate	5.8% - 25.3% (10.2%)	Decrease
	139,368,282	Yield analysis	Market yield	5.4% - 14.2% (10.6%)	Decrease
	13,748,826	Enterprise value waterfall	EBITDA multiple	11.3x (11.3x)	Increase
	33,621,290	Recent transactions	Transaction price	N/A	N/A
Equity	6,555,056	Enterprise value waterfall	EBITDA multiple	11.3x - 15.0x (13.8x)	Increase
	$442,089,302

As of June 30, 2024, the valuation method used for the investments classified as “Wholesale” amounting to $13,748,826 changed from the yield analysis valuation method to the enterprise value waterfall valuation method. The change was due to changing market conditions and is intended to more accurately reflect the go forward performance of such investments.

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

Debt obligations consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SPV Facility	$340,000,000	$226,000,000	$340,000,000	$263,000,000
Revolving OCF II Loan	80,000,000	—	80,000,000	—
	$420,000,000	$226,000,000	$420,000,000	$263,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and six months ended June 30, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$4,934,599	$4,872,607	$10,363,374	$8,998,886
Amortization of deferred financing costs	277,916	277,916	555,833	555,833
Total interest and credit facility expense	$5,212,515	$5,150,523	$10,919,207	$9,554,719
Average debt outstanding	$241,500,000	$255,000,000	$256,704,918	$237,950,549
Weighted average interest rate	7.2%	7.0%	7.3%	6.7%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the six months ended June 30, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
	180,268	$4,391,335

The following table summarizes the total shares issued and proceeds received during the six months ended June 30, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
	62,525	$1,533,965

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

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
			$1.47	$15,441,969	129,467

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

The following table presents the share repurchases completed during the six months ended June 30, 2024:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
April 15, 2024	May 10, 2024	531,022	$24.36	314,031	—
				991,170

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
				967,546

(1)
All repurchase requests were satisfied in full.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net increase in net assets resulting from operations	$3,300,525	$8,677,416	$11,447,099	$14,559,052
Weighted average common shares outstanding—basic and diluted	10,615,859	11,997,347	10,730,759	12,147,378
Net increase in net assets resulting from operations per common share—basic and diluted	$0.31	$0.72	$1.07	$1.20

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

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of June 30, 2024 and December 31, 2023, there were deferred tax assets of $0.8 million and $0.6 million, offset by valuation allowances of $0.8 million and $0.6 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Per share data:
Net asset value, beginning of period	$24.36	$24.56
Results of operations:
Net investment income (loss) (1)	1.53	1.22
Net realized and unrealized gain (loss) (6)	(0.44)	0.01
Net increase (decrease) in net assets resulting from operations (1)	1.09	1.23
Shareholder distributions: (2)
Distributions from net investment income	(1.47)	(1.18)
Net decrease in net assets resulting from shareholder distributions	(1.47)	(1.18)
Net asset value, end of period	$23.98	$24.61
Shares outstanding, end of period	10,514,884	11,909,184
Total return based on net asset value (3)	4.47%	5.08%
Ratio/Supplemental Data:
Net assets, end of period	$252,106,718	$293,035,250
Ratio of net investment income (loss) to average net assets (4)	13.46%	10.90%
Ratio of total expenses to average net assets (4)	11.53%	11.12%
Ratio of net expenses to average net assets (4)	11.72%	10.82%
Average debt outstanding	$256,704,918	$237,950,549
Portfolio turnover	14%	7%
Total amount of senior securities outstanding	$226,000,000	$255,000,000
Asset coverage per unit (5)	$2,116	$2,149

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

(4)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses and waivers, such as organization and offering costs and reimbursement of expense support to the Adviser, is annualized. Net expenses include reimbursement of expense support to the Adviser for the six months ended June 30, 2024. Net expenses include incentive fee waiver from the Adviser for the six months ended June 30, 2023.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2024, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company's conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$3,494,159	$3,926,790
Unfunded revolver obligations	14,139,985	15,736,196
	$17,634,144	$19,662,986

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

On August 7, 2024, the Board declared a quarterly dividend of $0.68 per share for the Company’s shareholders of record as of August 13, 2024, payable on September 19, 2024.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of June 30, 2024 and December 31, 2023, the total amount of non-qualifying assets to total assets was approximately 7.5% and 5.8%, respectively.

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

Portfolio and Investment Activity

As of June 30, 2024, we had investments in 36 portfolio companies with an aggregate fair value of $497.5 million. As of June 30, 2024 and December 31, 2023, the total amount of non-qualifying assets to total assets was approximately 7.5% and 5.8%, respectively.

Our investment activity for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investments made in portfolio companies	$54,764,066	$24,862,718	$70,791,018	$49,709,709
Investments repayments	(43,971,519)	(31,509,332)	(103,361,349)	(34,777,401)
Net investment activity	$10,792,547	$(6,646,614)	$(32,570,331)	$14,932,308
Portfolio companies at beginning of year or period	29	29	30	28
Number of investments in new portfolio companies	8	1	10	2
Number of exited portfolio companies	1	1	4	1
Portfolio companies at end of year or period	36	29	36	29
Percentage of investment commitments at floating rates	99.2%	100.0%	99.2%	100.0%
Percentage of investment commitments at fixed rates	0.8%	—	0.8%	—
Weighted average contractual interest rate of investments based on par	11.65%	11.90%	11.65%	11.90%

The following table summarizes our top ten portfolio companies and industries based on fair value as of June 30, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.8%	Healthcare & Pharmaceuticals	18.8%
Medallia, Inc.	5.2%	High Tech Industries	17.8%
Connect America.com, LLC	5.1%	Business Services	17.2%
Hy Cite Enterprises, LLC	4.9%	Consumer Goods: Durable	9.8%
MMS Bidco LLC	4.9%	Consumer Goods: Non-durable	7.5%
BCDI Meteor Acquisition, LLC	4.9%	Insurance	5.8%
SailPoint Technologies Holdings Inc.	4.6%	Transportation: Cargo	4.2%
Montana Buyer Inc.	4.3%	Sovereign & Public Finance	4.0%
APT Opco, LLC	4.2%	Wholesale	2.8%
Keystone Purchaser, LLC	4.2%	Construction & Building	2.6%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.5%	Healthcare & Pharmaceuticals	17.8%
Hy Cite Enterprises, LLC	5.0%	High Tech Industries	17.1%
MIS Acquisition, LLC	4.7%	Business Services	16.4%
Connect America.com, LLC	4.7%	Consumer Goods: Durable	9.6%
Medallia, Inc.	4.7%	Consumer Goods: Non-durable	7.9%
MMS Bidco LLC	4.6%	Sovereign & Public Finance	6.2%
BCDI Meteor Acquisition, LLC	4.6%	Insurance	5.5%
SailPoint Technologies Holdings Inc.	4.3%	Transportation: Cargo	3.8%
Montana Buyer Inc.	4.1%	Automotive	3.6%
APT Opco, LLC	4.0%	Beverage, Food & Tobacco	3.2%

The industry composition of our portfolio at fair value at June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Automotive	—%	3.6%
Beverage, Food & Tobacco	2.5%	3.2%
Business Services	17.2%	16.4%
Construction & Building	2.6%	2.5%
Consumer Goods: Durable	9.8%	9.6%
Consumer Goods: Non-durable	7.5%	7.9%
Consumer Services	2.3%	1.6%
Financial Services	2.0%	—%
Forest Products & Paper	2.1%	2.0%
Healthcare & Pharmaceuticals	18.8%	17.8%
High Tech Industries	17.8%	17.1%
Insurance	5.8%	5.5%
Sovereign & Public Finance	4.0%	6.2%
Telecommunications	0.6%	—%
Transportation: Cargo	4.2%	3.8%
Wholesale	2.8%	2.8%
Total Investments	100.0%	100.0%

As of June 30, 2024 and December 31, 2023, our investments consisted of the following:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$500,035,620	$490,969,858	$532,378,544	$526,032,489
Equity	9,748,921	6,555,056	9,585,173	7,033,311
Total Investments	$509,784,541	$497,524,914	$541,963,717	$533,065,800

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$497,524,914	100.0%	$533,065,800	100.0%
Non-accrual	—	0.0%	—	0.0%
Total Investments	$497,524,914	100.0%	$533,065,800	100.0%

Results of Operations

Our operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$15,738,682	$16,912,165	$33,030,957	$32,471,294
Net expenses	7,524,832	9,309,508	16,577,121	17,668,612
Net investment income	8,213,850	7,602,657	16,453,836	14,802,682
Net realized and unrealized gain (loss)	(4,913,325)	1,074,759	(5,006,737)	(243,630)
Net increase in net assets resulting from operations	$3,300,525	$8,677,416	$11,447,099	$14,559,052
Net investment income per common share—basic and diluted	$0.77	$0.63	$1.53	$1.22
Net increase in net assets resulting from operations per common share—basic and diluted	$0.31	$0.72	$1.07	$1.20

Net income can vary substantially from period-to-period due to various factors, including the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment Income

Investment income is primarily dependent on the composition and credit quality of our investment portfolio. Generally, we expect our debt investments to generate predictable, recurring interest income in accordance with the contractual terms of each loan. We expect that investment income will vary based on a number of factors including the pace of our capital deployment and repayments. Corporate equity securities may pay a dividend and may increase in value for which a gain may be recognized; generally, such dividend payments and gains are less predictable than interest income on our loan portfolio.

Investment income for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$14,790,040	$16,154,084	$30,895,073	$31,026,306
Payment-in-kind interest income	608,353	371,498	1,211,101	712,165
Other income	340,289	386,583	924,783	732,823
Total investment income	$15,738,682	$16,912,165	$33,030,957	$32,471,294
Weighted average contractual interest rate on performing interest bearing investments	11.65%	11.90%	11.65%	11.90%
Weighted average contractual interest rate on all interest bearing investments	11.65%	11.90%	11.65%	11.90%

For the three months ended June 30, 2024 and 2023, we have generated interest income, including PIK, of $15.4 million and $16.5 million, respectively. For the six months ended June 30, 2024 and 2023, we have generated interest income, including PIK, of $32.1 million and $31.7 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income decreased primarily as a result of the unscheduled paydowns and repricings of certain investments in our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par at June 30, 2024 and 2023 were as follows:

	June 30,
	2024	2023
Average position size of portfolio (in millions)	$10.2	$13.3
Weighted average contractual interest rate of investments based on par	11.65%	11.90%

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

Expenses

Expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fee	$788,189	$1,653,136	$1,598,394	$3,299,314
Incentive fee	711,287	1,531,309	1,888,428	3,861,223
Administration fee	250,000	278,000	500,000	556,000
Professional fees	302,528	422,051	735,601	758,538
Trustees’ fees	46,708	46,167	89,708	89,167
Interest and credit facility expense	5,212,515	5,150,523	10,919,207	9,554,719
Other general and administrative expense	213,605	228,322	345,783	449,651
Total Expenses	7,524,832	9,309,508	16,077,121	18,568,612
Reimbursement of expense support to Adviser	—	—	500,000	—
Incentive fee waiver	—	—	—	(900,000)
Net Expenses	$7,524,832	$9,309,508	$16,577,121	$17,668,612

Total expenses, including reimbursement of expense support to the Adviser, were $7.5 million and $9.3 million for the three months ended June 30, 2024 and 2023, respectively. Total expenses, including reimbursement of expense support to the Adviser, were $16.6 million and $18.6 million, for the six months ended June 30, 2024 and 2023, respectively. Prior to July 1, 2023, we paid our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Beginning on July 1, 2023, we pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.
Interest expense under the SPV Facility is based on the average debt outstanding. Interest expense increased primarily due to the increase in average principal amount of debt outstanding and weighted average interest rate as a result of the increase in SOFR.

For the three and six months ended June 30, 2024, we reimbursed the adviser $0 and $0.5 million, respectively, and the remaining balance of $0.9 million was permanently waived by the Adviser.

For the three and six months ended June 30, 2023, the Adviser voluntarily waived incentive fees totaling $0 and $0.9 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $103.4 million and $34.8 million during the six months ended June 30, 2024 and 2023, from which we realized net gains (losses) totaling $(1.6) million and $0.6 million, respectively. We recognized gains on partial principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales, repayments or exits of investments	$43,971,519	$31,509,332	$103,361,349	$34,777,401
Net realized gains (losses) on investments:
Gross realized gains	$410,157	$580,087	$1,521,127	$637,122
Gross realized losses	(3,166,154)	(21,796)	(3,166,154)	(22,799)
Net realized gains (losses) on investments	$(2,755,997)	$558,291	$(1,645,027)	$614,323

The net realized gain (loss) on investments for the six months ended June 30, 2024 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
BCP V Everise Acquisition LLC	$251,539
Crash Champions Intermediate, LLC	515,255
IMB Midco LLC (formerly, WSP Midco LLC)	(3,162,534)
Kelso Industries LLC	317,799
Project Cloud Holdings, LLC	176,998
Other	255,916
Net realized gain (loss) on investments	$(1,645,027)

The net realized gain (loss) on investments for the six months ended June 30, 2023 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
IEC Corporation	$515,387
Other, net	$98,936
Net realized gain (loss) on investments	$614,323

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized appreciation	$5,791,437	$3,380,273	$5,555,438	$5,067,840
Unrealized depreciation	(7,948,765)	(2,863,805)	(8,917,148)	(5,925,793)
Net change in unrealized appreciation (depreciation) on investments	$(2,157,328)	$516,468	$(3,361,710)	$(857,953)

For the three months ended June 30, 2024, the net change in unrealized depreciation on investments was $2.2 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized appreciation on investments of $0.5 million for the three months ended June 30, 2023 primarily driven by a net appreciation in loans and partially offset by a net depreciation in equity. For the six months ended June 30, 2024, the net change in unrealized depreciation on investments was $3.4 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $0.9 million for the six months ended June 30, 2023 primarily driven by two investments.

The change in unrealized appreciation or depreciation on investments for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Portfolio Company	2024	2023	2024	2023
Amplity Parent, Inc.	$(1,968,204)	$(489,518)	$(2,412,604)	$(908,236)
Apryse Software Corp	(187,085)	61,484	(163,311)	93,936
APT Opco, LLC	(12,337)	195,161	9,128	397,018
Atlas Intermediate III, L.L.C.	—	22,309	—	(20,639)
AVSC Holding Corp.	(12,957)	—	(12,957)	—
BCDI Meteor Acquisition, LLC	(209,684)	(2,959)	(66,228)	19,712
BCP V Everise Acquisition LLC	315,398	161,104	291,572	207,606
Bullhorn, Inc.	(121,337)	13,770	(69,645)	136,204
Celerion Buyer, Inc.	(19,175)	129,447	(39,797)	226,526
Connect America.com, LLC	16,915	637,332	199,296	463,485
CoolSys, Inc.	39,011	—	39,011	—
Cornerstone OnDemand, Inc.	(72,325)	—	(72,325)	—
Crash Champions Intermediate, LLC	—	56,214	(495,791)	111,259
Foundation Risk Partners, Corp.	(106,283)	(48,981)	(14,846)	(201,397)
GS AcquisitionCo, Inc.	—	55,626	109,437	131,682
Hy Cite Enterprises, LLC	(46,563)	541,735	(123,550)	564,769
IEC Corporation	—	(22,273)	—	171,739
IMB Midco LLC	4,784,950	(708,810)	2,814,162	(2,296,439)
Jackson Paper Manufacturing Company	55,232	121,062	(263,562)	219,340
Kelso Industries LLC	—	—	7,955	—
KeyData Associates Inc.	(161,859)	394,912	(6,482)	377,635
Keystone Purchaser, LLC	(32,949)	(61,156)	269,657	(87,205)
KUEHG Corp.	5,421	—	4,484	—
Level 3 Financing, Inc.	10,500	—	10,500	—
MED ParentCo, LP	4,913	—	4,913	—
Medallia, Inc.	(13,493)	275,712	146,185	209,233
Milestone Technologies, Inc.	(340,847)	180,500	(290,258)	414,799
MIS Acquisition, LLC	(105,207)	—	143,210	—
MMS Bidco LLC	(166,894)	108,484	(130,730)	329,071
Montana Buyer Inc.	(12,558)	255,280	94,560	235,440
Nielsen Consumer Inc.	14,375	—	14,375	—
Pansophic Learning Ltd.	(17,742)	(23,697)	(45,116)	(84,599)
Project Cloud Holdings, LLC	124,077	(36,178)	281,454	(36,178)
S4T Holdings Corp.	30,742	9,623	47,626	255,890
SailPoint Technologies Holdings Inc.	232,779	160,518	212,006	502,496
Spark DSO, LLC	(25,444)	(40,646)	21,856	(52,471)
Steele Solutions, Inc.	45,774	(232,008)	(225,574)	(119,324)
The Edelman Financial Engines Center, LLC	4,989	—	4,989	—
The Ultimus Group Midco, LLC	97,621	—	91,051	—
Wellful Inc.	(4,288,169)	(1,099,796)	(4,484,372)	(1,607,067)
Xplor T1, LLC	8,740	—	8,740	—
Zips Car Wash, LLC	(27,653)	(97,783)	729,271	(512,238)
Net change in unrealized appreciation (depreciation) on investments	$(2,157,328)	$516,468	$(3,361,710)	$(857,953)

During the three months ended June 30, 2024 and 2023, we recognized net unrealized gains (losses) on foreign currency of $(9.4) thousand and $0.2 million, respectively. During the six months ended June 30, 2024 and 2023, we recognized net unrealized gains (losses) on foreign currency of $(30.1) thousand and $0.3 million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2024 and 2023, the net increase in net assets resulting from operations was $3.3 million and $8.7 million or $0.31 and $0.72 per share, respectively. For the six months ended June 30, 2024 and 2023, the net increase in net assets resulting from operations was $11.4 million and $14.6 million or $1.07 and $1.20 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of June 30, 2024, our asset coverage ratio was 211.6%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of June 30, 2024 we had $13.9 million in cash and cash equivalents on hand, plus $114.0 million and $80.0 million available to us under our borrowing facilities with Société Générale and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the six months ended June 30, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
	180,268	$4,391,335

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

The following table presents the share repurchases completed during the six months ended June 30, 2024:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
April 15, 2024	May 10, 2024	531,022	$24.36	314,031	—
				991,170
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
				967,546
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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
			$1.47	$15,441,969	129,467

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 211.6% and 203.7%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of June 30, 2024:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$226,000,000	$—	$226,000,000	$—	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$226,000,000	$—	$226,000,000	$—	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2023:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$263,000,000	$—	$263,000,000	$—	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$263,000,000	$—	$263,000,000	$—	$—

The weighted average interest rate on the aggregate principal amount outstanding was 7.3% for the six months ended June 30, 2024 and 7.1% for the year ended December 31, 2023.

The ratio of total principal amount of debt outstanding to shareholders' equity as of June 30, 2024 was 0.90:1.00 compared to 0.96:1.00 as of December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$3,494,159	$3,926,790
Unfunded revolver obligations	14,139,985	15,736,196
	$17,634,144	$19,662,986

Recent Developments

On August 7, 2024, the Board declared a quarterly dividend of $0.68 per share for the Company’s shareholders of record as of August 13, 2024, payable on September 19, 2024.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2024 and December 31, 2023, 99% of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR or FFR, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2024 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$15,315,786	$6,780,000	$8,535,786
Up 200 Basis Points	10,210,524	4,520,000	5,690,524
Up 100 Basis Points	5,105,262	2,260,000	2,845,262
Down 100 Basis Points	(5,105,262)	(2,260,000)	(2,845,262)
Down 200 Basis Points	(10,210,524)	(4,520,000)	(5,690,524)
Down 300 Basis points	(15,315,786)	(6,780,000)	(8,535,786)

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents the share repurchases completed during the six months ended June 30, 2024:

Tender Offer Date	Tender Offer Expiration	Tender Offer	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
April 15, 2024	May 10, 2024	531,022	$24.36	314,031	—
				991,170
(1)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

3.1	Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 9, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) to the Company’s Form 10-K filed on March 6, 2024)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX DIRECT LENDING BDC FUND

August 7, 2024	By:	/s/ Ronnie Jaber
	Name:	Ronnie Jaber
	Title:	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)

August 7, 2024	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)