Form 10-Q
period 2024-09-30
Onex Direct Lending BDC Fund
filed 2024-11-08
CIK 1860424

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 814-01405

Onex Direct Lending BDC Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3687484
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

930 Sylvan Avenue

Englewood Cliffs, NJ 07632

(Address of principal executive offices) (Zip Code)

(201) 541-2121

(Registrant’s telephone number, including area code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

None	None	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 11,596,858 common shares of beneficial interest, $0.001 par value per share, outstanding as of November 5, 2024.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2024	December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $522,128,050 and $541,963,717, respectively)	$503,409,362	$533,065,800
Cash and cash equivalents	43,305,087	9,813,406
Restricted cash	766,004	2,742,185
Interest and other receivables	6,461,872	4,275,291
Deferred financing costs (net of $2,873,880 and $2,040,130 in amortized expenses, respectively)	9,264	843,014
Prepaid expenses	99,120	222,390
Total Assets	554,050,709	550,962,086
Liabilities:
Credit facility (Note 5)	261,000,000	263,000,000
Subscriptions received in advance	30,000,000	—
Payable for investments purchased	15,725,821	8,100,000
Management fee payable (Note 3)	762,052	864,947
Incentive fee payable (Note 3)	179,027	960,462
Administration fee payable (Note 3)	502,005	910,036
Interest payable	3,387,464	3,654,305
Accrued expenses and other liabilities	904,137	771,027
Total Liabilities	312,460,506	278,260,777
Commitments and Contingencies (Note 10)	—	—
Net Assets	$241,590,203	$272,701,309
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 10,315,901 and 11,196,319 shares issued and outstanding, respectively)	$10,317	$11,198
Additional paid-in capital	259,221,278	280,591,727
Accumulated distributable earnings (losses)	(17,641,392)	(7,901,616)
Net Assets	$241,590,203	$272,701,309
Net Asset Value Per Share	$23.42	$24.36

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$13,309,090	$16,416,023	$44,204,163	$47,442,329
Payment-in-kind interest income	352,821	503,022	1,563,922	1,215,187
Other income	242,580	108,232	1,167,363	841,055
Total Investment Income	13,904,491	17,027,277	46,935,448	49,498,571
Expenses:
Management fee	762,051	872,983	2,360,445	4,172,297
Incentive fee	179,027	1,188,664	2,067,455	5,049,887
Administration fee	25,000	278,000	525,000	834,000
Professional fees	237,191	283,190	972,792	1,041,728
Trustees’ fees	43,000	43,000	132,708	132,167
Interest and credit facility expense	5,301,722	5,393,067	16,220,929	14,947,786
Other general and administrative expense	201,266	341,088	547,049	790,739
Total Expenses	6,749,257	8,399,992	22,826,378	26,968,604
Incentive fee waiver	—	—	—	(900,000)
Reimbursement of expense support to Adviser	—	—	500,000	—
Net Expenses	6,749,257	8,399,992	23,326,378	26,068,604
Net Investment Income (Loss)	7,155,234	8,627,285	23,609,070	23,429,967
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	557,015	142,905	(1,088,012)	757,228
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(6,459,061)	(2,034,430)	(9,820,771)	(2,892,383)
Net realized and unrealized gain (loss)	(5,902,046)	(1,891,525)	(10,908,783)	(2,135,155)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,253,188	$6,735,760	$12,700,287	$21,294,812
Net investment income (loss) per common share —Basic and Diluted	$0.69	$0.74	$2.22	$1.95
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$0.12	$0.58	$1.20	$1.77
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	10,397,859	11,710,833	10,618,963	12,000,077

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares			Total Distributable
Three Months Ended September 30, 2024	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of June 30, 2024	10,514,884	$10,516	$263,992,688	$(11,896,486)	$252,106,718
Net investment income (loss)				7,155,234	7,155,234
Net realized gain (loss) on investments				557,015	557,015
Net change in unrealized appreciation (depreciation) on investments				(6,459,061)	(6,459,061)
Issuance of common shares					—
Redemption of common shares	(223,570)	(224)	(5,360,987)		(5,361,211)
Distributions to shareholders				(6,998,094)	(6,998,094)
Shares issued in connection with dividend reinvestment plan	24,587	25	589,577		589,602
Balance as of September 30, 2024	10,315,901	$10,317	$259,221,278	$(17,641,392)	$241,590,203

	Common Shares			Total Distributable
Three Months Ended September 30, 2023	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of June 30, 2023	11,909,184	$11,910	$298,227,872	$(5,204,532)	$293,035,250
Net investment income (loss)				8,627,285	8,627,285
Net realized gain (loss) on investments				142,905	142,905
Net change in unrealized appreciation (depreciation) on investments				(2,034,430)	(2,034,430)
Issuance of common shares	637,710	638	15,693,405		15,694,043
Redemption of common shares	(1,515,317)	(1,515)	(37,290,444)		(37,291,959)
Distributions to shareholders				(7,717,295)	(7,717,295)
Shares issued in connection with dividend reinvestment plan	185,275	185	4,559,427		4,559,612
Balance as of September 30, 2023	11,216,852	$11,218	$281,190,260	$(6,186,067)	$275,015,411

	Common Shares			Total Distributable
Nine Months Ended September 30, 2024	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	11,196,319	$11,198	$280,591,727	$(7,901,616)	$272,701,309
Net investment income (loss)				23,609,070	23,609,070
Net realized gain (loss) on investments				(1,088,012)	(1,088,012)
Net change in unrealized appreciation (depreciation) on investments				(9,820,771)	(9,820,771)
Issuance of common shares	180,268	180	4,391,155		4,391,335
Redemption of common shares	(1,214,740)	(1,215)	(29,504,897)		(29,506,112)
Distributions to shareholders				(22,440,063)	(22,440,063)
Shares issued in connection with dividend reinvestment plan	154,054	154	3,743,293		3,743,447
Balance as of September 30, 2024	10,315,901	$10,317	$259,221,278	$(17,641,392)	$241,590,203

	Common Shares			Total Distributable
Nine Months Ended September 30, 2023	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	12,455,723	$12,456	$311,618,675	$(5,718,352)	$305,912,779
Net investment income (loss)				23,429,967	23,429,967
Net realized gain (loss) on investments				757,228	757,228
Net change in unrealized appreciation (depreciation) on investments				(2,892,383)	(2,892,383)
Issuance of common shares	700,235	700	17,227,308		17,228,008
Redemption of common shares	(2,482,863)	(2,482)	(61,002,955)		(61,005,437)
Distributions to shareholders				(21,762,527)	(21,762,527)
Shares issued in connection with dividend reinvestment plan	543,757	544	13,347,232		13,347,776
Balance as of September 30, 2023	11,216,852	$11,218	$281,190,260	$(6,186,067)	$275,015,411

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,700,287	$21,294,812
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	1,088,012	(757,228)
Net change in unrealized (appreciation) depreciation on investments	9,820,771	2,892,383
Net accretion of discount on investments	(1,396,140)	(1,502,409)
Amortization of deferred financing costs	833,750	833,750
Payment-in-kind interest income	(1,563,922)	(1,215,187)
Purchases and drawdowns of investments	(123,067,813)	(57,541,768)
Sales and repayments of investments	144,775,530	39,973,993
(Increase) decrease in operating assets:
Interest and other receivables	(2,186,581)	6,407,075
Prepaid expenses	123,270	(117,415)
Increase (decrease) in operating liabilities:
Management fee payable	(102,895)	(756,680)
Incentive fee payable	(781,435)	(536,924)
Administration fee payable	(408,031)	(293,176)
Interest payable	(266,841)	1,758,578
Payable for investments purchased	7,625,821	—
Accrued expenses and other liabilities	133,110	519,728
Net cash provided by (used in) operating activities	47,326,893	10,959,532
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	4,391,335	17,228,008
Subscriptions received in advance	30,000,000	—
Redemption of common shares	(29,506,112)	(61,005,437)
Distributions to shareholders	(18,696,616)	(8,414,751)
Borrowings on credit facility	53,000,000	50,000,000
Payments on credit facility	(55,000,000)	—
Net cash provided by (used in) financing activities	(15,811,393)	(2,192,180)
Net increase (decrease) in cash and cash equivalents	31,515,500	8,767,352
Cash and cash equivalents and restricted cash, beginning of period	12,555,591	6,431,079
Cash and cash equivalents and restricted cash, end of period	$44,071,091	$15,198,431

Supplemental and Non-Cash Information
Cash paid for interest	$15,654,020	$12,355,458
Reinvestments of distributions	$3,743,447	$13,347,776

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$43,305,087	$13,568,370
Restricted cash	766,004	1,630,061
Total cash and cash equivalents and restricted cash	$44,071,091	$15,198,431

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

September 30, 2024

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Champions Holdco, Inc.	Initial Term Loan	3M SOFR + 4.75%	—	9.85%	8/14/2024	2/23/2029	1,995,000	$1,942,429	$1,925,973	0.8%	(12)
Total Automotive								1,942,429	1,925,973	0.8%
Beverage, Food & Tobacco
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.25%	1.00%	11.20%	6/5/2023	3/31/2029	11,132,617	10,882,374	11,132,617	4.6%	(5)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.25%	1.00%	11.20%	6/5/2023	3/31/2028	1,220,339	1,220,339	1,220,339	0.5%	(8) (13)
Total Beverage, Food & Tobacco								12,102,713	12,352,956	5.1%
Business Services
AVSC Holding Corp. (aka PSAV, Inc.)	2020 B-2 Term Loan (First Lien)	1M SOFR + 5.50%	1.00%	10.45% (1.00% PIK)	5/1/2024	10/15/2026	6,993,018	7,009,675	6,993,018	2.9%	(5) (12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	1M SOFR + 4.75%	—	10.11%	8/1/2024	10/2/2028	14,962,500	14,815,377	14,812,875	6.1%
BCP V Everise Acquisition LLC	Cov-Lite Term Loan B	3M SOFR + 6.00%	—	10.85%	12/14/2023	12/14/2029	4,267,211	3,875,872	4,187,201	1.7%	(5) (12)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	—	9.60%	5/1/2024	8/11/2028	12,029,172	11,865,972	11,853,907	4.9%	(9) (12)
DTI Holdco, Inc.	Initial Term Loan (First Lien)	1M SOFR + 4.75%	—	9.60%	7/17/2024	4/26/2029	1,994,911	1,991,170	1,994,911	0.8%	(12)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.75%	1.00%	11.50%	12/7/2022	12/7/2028	13,036,973	12,837,115	12,580,679	5.2%	(5)
Milestone Technologies, Inc.	First Amendment Term Loan	3M SOFR + 6.75%	1.00%	11.50%	1/3/2024	12/7/2028	1,320,200	1,290,581	1,273,993	0.5%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.75%	1.00%	11.50%	12/7/2022	12/8/2028	672,414	650,780	618,103	0.3%	(8) (13)
MIS Acquisition, LLC	Initial Term Loan	3M SOFR + 6.75%	1.00%	11.88%	11/16/2023	11/17/2028	14,795,335	14,413,958	14,518,663	6.0%	(5)
MIS Acquisition, LLC	Revolving Loan	3M SOFR + 6.75%	1.00%	—	11/16/2023	11/17/2028	—	(27,959)	(19,912)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 5.75%	0.75%	9.85%	7/22/2022	7/22/2029	8,948,876	8,811,868	8,948,876	3.7%	(5)
Montana Buyer Inc.	Revolving Loan	FFR + 4.75%	0.75%	10.35%	7/22/2022	7/22/2028	176,289	163,250	176,289	0.1%	(8) (13)
Nielsen Consumer Inc.	Ninth Amendment Dollar Refinancing Term Loan	1M SOFR + 4.75%	0.50%	9.60%	6/18/2024	3/6/2028	5,750,000	5,736,291	5,740,455	2.4%	(5) (10) (12) (15)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	10.35%	7/25/2024	7/25/2031	5,000,000	4,900,922	4,900,000	2.0%
Total Business Services								88,334,872	88,579,058	36.7%
Chemicals
Plaskolite PPC Intermediate II LLC	2021-1 Refinancing Term Loan (First Lien)	1M SOFR + 4.00%	0.75%	8.96%	8/20/2024	12/15/2025	4,987,080	4,867,390	4,910,229	2.0%	(12)
Total Chemicals								4,867,390	4,910,229	2.0%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 7.75%	0.50%	13.34%	3/18/2022	3/18/2027	13,775,806	13,615,444	13,190,335	5.5%	(5)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 7.75%	0.50%	—	3/18/2022	3/18/2027	—	(19,036)	(82,259)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,596,408	13,108,076	5.4%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.70%	12/29/2022	10/29/2028	24,625,000	24,158,197	24,226,075	10.0%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	13.36%	11/12/2021	11/12/2026	22,322,255	22,009,973	22,295,468	9.2%	(5)
Total Consumer Goods: Durable								46,168,170	46,521,543	19.3%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.51%	10/1/2021	6/30/2026	20,559,684	20,377,576	20,559,684	8.5%	(5)
Connect America.com, LLC	Incremental Term Facility	3M SOFR + 7.00%	1.00%	12.49%	4/6/2022	6/30/2026	1,214,844	1,197,786	1,214,844	0.5%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Wellful Inc.	Initial Term Loan (First Lien)	1M SOFR + 6.25%	0.75%	11.21%	11/16/2021	4/21/2027	13,875,000	13,870,524	8,723,906	3.6%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	1M SOFR + 6.25%	0.75%	11.21%	11/16/2021	4/21/2027	4,750,000	4,596,696	2,986,800	1.2%	(5) (12)
Total Consumer Goods: Non-durable								40,042,582	33,485,234	13.9%
Consumer Services
KUEHG Corp.	Initial Term Loan	3M SOFR + 4.50%	0.50%	9.10%	3/26/2024	6/12/2030	2,233,139	2,228,670	2,233,139	0.9%	(12) (15)
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	12.46% (1.50% PIK)	7/13/2022	12/31/2024	9,650,116	9,595,040	9,205,246	3.8%	(5) (8) (9) (13)
Total Consumer Services								11,823,710	11,438,385	4.7%
Financial Services
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	10.10%	5/23/2024	10/16/2028	2,000,000	1,995,179	1,999,180	0.8%	(5) (12) (15)
The Ultimus Group Midco, LLC	Term Loan	3M SOFR + 5.25%	0.75%	9.95%	3/7/2024	3/7/2031	7,972,655	7,896,216	7,972,655	3.3%	(15)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	3M SOFR + 5.25%	0.75%	—	3/7/2024	3/7/2026	—	(5,476)	—	0.0%	(7) (8) (11) (13) (15)
The Ultimus Group Midco, LLC	Revolving Loan	3M SOFR + 5.25%	0.75%	—	3/7/2024	3/7/2030	—	(7,301)	—	0.0%	(7) (8) (11) (13) (15)
Total Financial Services								9,878,618	9,971,835	4.1%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 7.25%	1.00%	12.55%	10/1/2021	8/26/2026	11,109,630	10,993,812	10,669,689	4.4%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(11,631)	(52,800)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,982,181	10,616,889	4.4%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	6M SOFR + 8.50%	1.00%	13.93% (1.50% PIK)	2/4/2022	1/31/2027	21,459,821	21,269,188	14,689,247	6.1%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	6M SOFR + 8.50%	1.00%	13.93% (1.50% PIK)	2/4/2022	1/31/2027	1,480,028	1,462,210	777,400	0.3%	(8) (13) (17)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.50%	1.00%	11.37%	12/28/2021	12/28/2026	19,681,548	19,472,766	19,573,299	8.1%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	11.71%	12/28/2021	12/28/2026	1,524,405	1,514,209	1,516,021	0.6%	(5) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +5.50%	0.75%	10.73%	11/7/2022	11/3/2029	14,292,737	14,031,312	14,278,444	5.9%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +5.50%	0.75%	—	11/7/2022	11/3/2029	—	(39,841)	(2,302)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +5.50%	0.75%	—	11/7/2022	11/3/2028	—	(19,646)	(1,151)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	1M SOFR + 5.375%	1.00%	10.22%	6/30/2022	6/30/2027	24,500,000	24,178,057	24,468,150	10.1%	(5)
Spark DSO, LLC	First Lien Term Loan	3M SOFR + 7.75%	1.00%	13.23% (5.75% PIK)	2/9/2022	4/19/2026	15,446,386	15,383,419	15,267,208	6.3%	(5)
Spark DSO, LLC	Revolver	1M SOFR + 7.75%	1.00%	13.23% (5.75% PIK)	2/9/2022	4/19/2026	596,754	589,868	575,004	0.2%	(8) (13)
Total Healthcare & Pharmaceuticals								97,841,542	91,141,320	37.7%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2024 Refinancing Term Loan	3M SOFR + 5.00%	1.00%	10.25%	7/25/2024	7/15/2027	17,654,249	17,654,249	17,652,484	7.3%	(5) (10)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	9.85%	11/10/2021	9/30/2026	14,678,370	14,662,796	14,678,370	6.1%	(5) (10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	8.71%	6/4/2024	10/16/2028	5,969,388	5,733,716	5,607,523	2.3%	(5) (12) (15)
Medallia, Inc.	Initial Term Loan	3M SOFR + 6.50%	0.75%	10.85% (4.00% PIK)	10/29/2021	10/29/2028	26,196,890	25,914,498	25,885,147	10.7%	(5) (9)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.00%	0.75%	11.10%	8/16/2022	8/16/2029	23,123,123	22,762,649	23,067,628	9.5%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.00%	0.75%	—	8/16/2022	8/16/2028	—	(24,221)	(4,506)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								86,703,687	86,886,646	36.0%
Insurance
Accession Risk Management Group, Inc.	2024 Delayed Draw Term Loan	3M SOFR + 4.75%	—	—	8/15/2024	11/1/2029	—	(43,983)	(45,000)	0.0%	(7) (8) (11) (13)
Accession Risk Management Group, Inc.	Supplemental Revolving Loan	3M SOFR + 4.75%	—	—	8/15/2024	11/1/2029	—	(4,877)	(5,000)	0.0%	(7) (8) (11) (13)
Asurion, LLC	New B-12 Term Loan (First Lien)	1M SOFR + 4.25%	—	9.10%	9/13/2024	9/19/2030	4,000,000	3,920,000	3,935,640	1.6%	(12)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 5.25%	0.75%	9.85%	3/8/2023	10/29/2028	19,693,892	19,224,297	19,634,810	8.1%	(5) (15)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 5.25%	0.75%	9.85%	3/8/2023	10/29/2028	9,203,778	9,093,765	9,176,167	3.8%	(5) (8) (13) (15)
Total Insurance								32,189,202	32,696,617	13.5%
Sovereign & Public Finance
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	10.96%	12/27/2021	12/27/2026	15,029,545	14,893,857	15,016,019	6.2%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	10.96%	12/27/2021	12/27/2026	4,488,864	4,472,606	4,484,824	1.9%	(5) (8) (13)
Total Sovereign & Public Finance								19,366,463	19,500,843	8.1%
Telecommunications
Level 3 Financing, Inc.	Term B-2	1M SOFR + 6.56%	2.00%	11.41%	6/14/2024	4/15/2030	3,000,000	2,918,456	3,000,000	1.2%	(12)
Total Telecommunications								2,918,456	3,000,000	1.2%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	10.71%	2/1/2022	5/7/2027	20,922,529	20,658,200	20,583,584	8.5%	(5)
Total Transportation: Cargo								20,658,200	20,583,584	8.5%
Wholesale
IMB Midco LLC (formerly, WSP Midco LLC)	Term Loan A	3M SOFR + 5.00%		10.40% (4.00% PIK)	5/20/2024	4/27/2028	9,850,662	7,992,612	9,185,742	3.8%	(5) (15)
IMB Midco LLC (formerly, WSP Midco LLC)	Term Loan B	8.00%		8.00% PIK	5/20/2024	4/27/2028	6,131,575	4,974,599	1,578,881	0.7%	(5) (15) (17)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(4,705)	(34,440)	0.0%	(7) (8) (11) (13)
Total Wholesale								12,962,506	10,730,183	4.4%
Total Debt Investments								512,379,129	497,449,371	205.9%
Equity (16)
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	841,350	0.3%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,103,229	0.5%	(10)
Total Business Services								2,479,662	1,944,579	0.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	3,494,817	1.4%	(14)
Total Consumer Goods: Non-durable								3,131,511	3,494,817	1.4%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	452,361	0.2%
Total Sovereign & Public Finance								200,000	452,361	0.2%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series Z Units				5/20/2024	N/A	164	163,748	68,234	0.0%	(6)
Total Wholesale								3,937,748	68,234	0.0%
Total Equity								9,748,921	5,959,991	2.5%
Total Non-controlled/Non-affiliated investments								$522,128,050	503,409,362	208.4%
Liabilities in Excess of Other Assets									(261,819,159)	-108.4%
Total Net Assets									$241,590,203	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of September 30, 2024, the 1-Month SOFR or “1M SOFR” was 4.85%, the 3-Month SOFR or “3M SOFR” was 4.59%, the 6-Month SOFR or “6M SOFR” was 4.25%, and the Federal Funds Rate or “FFR” was 4.83%.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 7.1% of total assets as of September 30, 2024.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of September 30, 2024, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$9,000,000	$—	$—	$9,000,000
Accession Risk Management Group, Inc.	Revolver	1,000,000	—		1,000,000
Amplity Parent, Inc.	Revolver	2,227,032	1,480,028	—	747,004
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	Delayed Draw Term Loan	1,625,000	1,625,000	—	—
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	1,539,881	3,222,024	—
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	9,306,818	9,306,818	—	—
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	672,414	—	879,310
MIS Acquisition, LLC	Revolver	1,866,667	—	801,871	1,064,796
Montana Buyer Inc.	Revolver	2,450,000	176,289	1,421,647	852,064
Project Cloud Holdings, LLC	Delayed Draw Term Loan	1,525,424	1,525,424	—	—
Project Cloud Holdings, LLC	Revolver	1,220,338	1,220,338	—	—
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	4,545,455	—	—
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	596,754	625,000	1,278,246
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,192,369	—	—	1,192,369
The Ultimus Group Midco, LLC	Revolver	794,913	—	—	794,913
IMB Midco LLC (formerly, WSP Midco LLC)	Revolver	850,365	—	340,146	510,219
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	15,234,375	—
		$80,016,389	$32,454,026	$21,645,063	$25,917,300

(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See “Note 3. Related Party Transactions.”
(16)
Investment is non-income producing.
(17)
Loan was on non-accrual status as of September 30, 2024.
(18)
Totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Crash Champions Intermediate, LLC	Initial Term Loan	1M SOFR + 7.00%	0.75%	12.36%	8/8/2022	8/1/2029	6,293,023	$6,183,816	$6,284,213	2.3%	(5)
Crash Champions Intermediate, LLC	2022 Term Loan	1M SOFR + 7.00%	0.75%	12.36%	8/8/2022	8/1/2029	9,925,000	9,571,368	9,911,105	3.6%	(5)
Crash Champions Intermediate, LLC	Delayed Draw Term Loan	1M SOFR + 7.00%	0.75%	12.36%	8/8/2022	8/1/2029	2,686,046	2,639,580	2,682,286	1.0%	(5)
Crash Champions Intermediate, LLC	Revolving Credit Loan	PRIME + 5.25%	0.75%	13.75%	8/8/2022	8/1/2028	403,101	388,847	401,798	0.1%	(8) (13)
Total Automotive								18,783,611	19,279,402	7.1%
Beverage, Food & Tobacco
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.50%	1.00%	11.96%	4/10/2023	3/31/2029	14,872,881	14,457,643	14,459,415	5.3%	(5)
Project Cloud Holdings, LLC	Delayed Draw Term Loan	1M SOFR + 6.50%	1.00%	11.96%	4/10/2023	3/31/2029	1,525,424	1,504,853	1,483,017	0.5%	(5) (8) (13)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.50%	1.00%	11.96%	4/10/2023	3/31/2028	915,253	883,107	881,329	0.3%	(8) (13)
Total Beverage, Food & Tobacco								16,845,603	16,823,761	6.2%
Business Services
BCP V Everise Acquisition LLC	Cov-Lite Term Loan B	3M SOFR + 6.00%	—	11.39%	12/14/2023	12/14/2029	9,000,000	8,100,000	8,100,000	3.0%
Kelso Industries LLC	Eighth Amendment Term Loan	1M SOFR + 6.50%	1.00%	12.02%	11/17/2023	5/16/2027	15,657,895	15,351,747	15,344,737	5.6%	(5)
Kelso Industries LLC	Revolving Loan	1M SOFR + 6.50%	1.00%	12.04%	11/17/2023	5/16/2027	939,473	913,577	912,632	0.3%	(8) (13)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.50%	1.00%	12.00%	12/7/2022	12/7/2028	13,313,793	13,084,993	13,027,547	4.8%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	12.00%	12/7/2022	12/8/2028	206,897	181,384	173,534	0.1%	(8) (13)
MIS Acquisition, LLC	Initial Term Loan	3M SOFR + 6.75%	1.00%	12.12%	11/16/2023	11/17/2028	26,133,333	25,360,599	25,349,333	9.3%	(5)
MIS Acquisition, LLC	Revolving Loan	3M SOFR + 6.75%	1.00%	—	11/16/2023	11/17/2028	—	(55,014)	(56,000)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 5.75%	0.75%	11.11%	7/22/2022	7/22/2029	21,483,000	21,115,534	21,366,992	7.8%	(5)
Montana Buyer Inc.	Revolving Loan	FFR + 4.75%	0.75%	11.11%	7/22/2022	7/22/2028	350,000	312,808	336,770	0.1%	(8) (13)
Total Business Services								84,365,628	84,555,545	31.0%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 7.25%	0.50%	12.91%	3/18/2022	3/18/2027	13,881,774	13,683,161	13,500,025	5.0%	(5)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 7.25%	0.50%	—	3/18/2022	3/18/2027	—	(24,845)	(53,225)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,658,316	13,446,800	4.9%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.45%	12/29/2022	10/29/2028	24,812,500	24,279,227	24,556,931	9.0%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	13.65%	11/12/2021	11/12/2026	26,678,962	26,179,976	26,678,962	9.8%	(5)
Total Consumer Goods: Durable								50,459,203	51,235,893	18.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Facility	6M SOFR + 7.00%	1.00%	12.43%	10/1/2021	6/30/2026	20,846,085	20,597,404	20,585,509	7.5%	(5)
Connect America.com, LLC	Incremental Term Facility	6M SOFR + 7.00%	1.00%	12.74%	4/6/2022	6/30/2026	1,231,767	1,208,056	1,216,370	0.4%	(5)
Wellful Inc.	Initial Term Loan (First Lien)	6M SOFR + 6.25%	0.75%	11.72%	11/16/2021	4/21/2027	14,156,250	14,148,945	12,607,910	4.6%	(5) (12)
Wellful Inc.	Amendment No. 1 Incremental Term Loan	3M SOFR + 6.25%	0.75%	11.72%	11/16/2021	4/21/2027	4,843,750	4,664,448	4,313,965	1.6%	(5) (12)
Total Consumer Goods: Non-durable								40,618,853	38,723,754	14.2%
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	1M SOFR + 7.25%	1.00%	12.71%	7/13/2022	3/1/2024	9,648,940	9,636,433	8,699,485	3.2%	(5) (8) (13)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Total Consumer Services								9,636,433	8,699,485	3.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	3M SOFR + 7.25%	1.00%	12.79%	10/1/2021	8/26/2026	11,245,718	11,091,029	10,952,205	4.0%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	3M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(16,223)	(34,800)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								11,074,806	10,917,405	4.0%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M SOFR + 7.50%	1.00%	12.96% (1.50% PIK)	2/4/2022	1/31/2027	21,625,196	21,377,471	17,881,874	6.6%	(5)
Amplity Parent, Inc.	Revolving Credit Facility	1M SOFR + 7.50%	1.00%	12.96% (1.50% PIK)	2/4/2022	1/31/2027	1,488,145	1,464,351	1,102,646	0.4%	(8) (13)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.50%	1.00%	12.11%	12/28/2021	12/28/2026	19,833,333	19,571,109	19,674,667	7.2%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	12.13%	12/28/2021	12/28/2026	1,536,012	1,522,969	1,523,724	0.6%	(5) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	6M SOFR +6.50%	0.75%	11.93%	11/7/2022	11/3/2029	14,401,841	14,095,275	14,401,841	5.3%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	6M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2029	—	(46,870)	—	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	6M SOFR +6.50%	0.75%	—	11/7/2022	11/3/2028	—	(23,249)	—	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 6.00%	1.00%	11.69%	6/30/2022	6/30/2027	24,687,500	24,313,767	24,643,063	9.0%	(5)
Spark DSO, LLC	First Lien Term Loan	3M SOFR + 7.75%	1.00%	13.29% (5.75% PIK)	2/9/2022	4/19/2026	14,779,515	14,692,572	14,662,757	5.4%	(5)
Spark DSO, LLC	Revolver	1M SOFR + 7.75%	1.00%	13.29% (5.75% PIK)	2/9/2022	4/19/2026	570,988	560,735	556,176	0.2%	(8) (13)
Total Healthcare & Pharmaceuticals								97,528,130	94,446,748	34.6%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2022-1 Incremental Term Loan	1M SOFR + 5.50%	1.00%	10.86%	3/23/2022	7/15/2027	12,814,019	12,627,721	12,778,140	4.7%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Term Loan	1M SOFR + 6.00%	1.00%	11.36%	3/21/2023	7/15/2027	3,349,688	3,291,107	3,340,308	1.2%	(5) (10)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2023-1 Incremental Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	—	3/21/2023	3/21/2025	—	(13,354)	(4,550)	0.0%	(5) (7) (8) 10) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.50%	1.00%	10.96%	11/10/2021	9/30/2026	14,716,177	14,686,944	14,564,600	5.3%	(5) (10)
GS AcquisitionCo, Inc.	Initial Term Loan	3M SOFR + 5.50%	1.00%	11.00%	11/3/2021	5/22/2026	12,249,679	12,226,819	12,117,382	4.4%	(5)
Medallia, Inc.	Initial Term Loan	3M SOFR + 6.00%	0.75%	11.95% (4.00% PIK)	10/29/2021	10/29/2028	25,409,669	25,089,506	25,236,883	9.3%	(5) (9)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.00%	0.75%	11.36%	8/16/2022	8/16/2029	23,123,123	22,738,403	22,834,084	8.4%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.00%	0.75%	—	8/16/2022	8/16/2028	—	(28,911)	(23,460)	0.0%	(7) (8) (11) (13)
Total High Tech Industries								90,618,235	90,843,387	33.3%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 6.75%	0.75%	12.20%	3/8/2023	10/29/2028	19,843,466	19,305,744	19,829,575	7.3%	(5) (15)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 6.75%	0.75%	12.20%	3/8/2023	10/29/2028	9,273,580	9,247,274	9,267,088	3.4%	(5) (8) (13) (15)
Total Insurance								28,553,018	29,096,663	10.7%
Sovereign & Public Finance
Pansophic Learning Ltd.	Senior Secured Term Loan	3M SOFR + 7.25%	1.00%	12.90%	3/25/2022	3/25/2027	13,000,000	12,954,884	13,000,000	4.8%	(5)
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	11.47%	12/27/2021	12/27/2026	15,145,454	14,971,724	15,145,454	5.6%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	11.47%	12/27/2021	12/27/2026	4,522,818	4,501,421	4,522,818	1.7%	(5) (8) (13)
Total Sovereign & Public Finance								32,428,029	32,668,272	12.0%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	6M SOFR + 5.75%	1.00%	11.64%	2/1/2022	5/7/2027	21,084,476	20,789,872	20,504,652	7.5%	(5) (9)
Total Transportation: Cargo								20,789,872	20,504,652	7.5%
Wholesale
IMB Midco LLC (formerly, WSP Midco LLC)	Initial Term Loan	3M SOFR + 7.00%	1.00%	12.53%	10/1/2021	4/27/2027	17,257,983	17,028,940	14,906,583	5.5%	(5)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2027	—	(10,133)	(115,861)	0.0%	(7) (8) (11) (13)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Total Wholesale								17,018,807	14,790,722	5.4%
Total Debt Investments								532,378,544	526,032,489	192.9%
Equity (17)
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,500,000	0.6%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,249,811	0.5%	(10)
Total Business Services								2,479,662	2,749,811	1.0%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	3,348,236	1.2%	(14)
Total Consumer Goods: Non-durable								3,131,511	3,348,236	1.2%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	359,543	0.1%
Total Sovereign & Public Finance								200,000	359,543	0.1%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units				5/15/2023	N/A	374	374,000	575,721	0.2%	(6)
Total Wholesale								3,774,000	575,721	0.2%
Total Equity								9,585,173	7,033,311	2.6%
Total Non-controlled/Non-affiliated investments								$541,963,717	533,065,800	195.5%	(16)
Liabilities in Excess of Other Assets									(260,364,491)	-95.5%
Total Net Assets									$272,701,309	100.0%
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
(17)
Investment is non-income producing.
(18)
Totals may not sum due to rounding.

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

Investments for which market quotations are readily available are typically valued at the average bid and ask prices of such market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities for which market quotations are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process, which includes input from management and independent valuation firms that have been engaged to assist in the valuation of portfolio investments without readily available market quotations. Accordingly, such investments go through the Company’s multi-step valuation process as described below. Investments purchased within the quarter before the valuation date may each be valued at cost, unless such valuation, in the judgment of the Adviser, does not represent fair value.

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the Adviser's investment professionals that are responsible for the portfolio investment;
•
Preliminary valuation conclusions are then documented and discussed with the Adviser's valuation committee;
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

Transfers between levels, if any, are recognized at the beginning of the year in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various additional criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company reviews pricing provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality, such as the depth of the relevant market relative to the size of the Company’s position.

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

Note 3. Related Party Transactions

Administration Agreement

Pursuant to an agreement between the Company and the Prior Adviser, effective September 16, 2021, as amended and restated on March 5, 2024 between the Company and the Adviser (the “Administration Agreement”), the Adviser (or, in such context, the “Administrator”) performs, oversees, or arranges for, the performance of administrative and compliance services necessary for the operations of the Company, which includes office facilities, equipment, bookkeeping and recordkeeping services and such other services as the Adviser, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

For the three months ended September 30, 2024 and 2023, the Company incurred administrative fees of $25.0 thousand and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred administrative fees of $0.5 million and $0.8 million, respectively.

Investment Advisory Agreement

Effective March 5, 2024, the Prior Adviser assigned the investment advisory agreement effective September 16, 2021, as amended and restated on August 9, 2023, to the Adviser, a wholly-owned subsidiary of Onex Corp., pursuant to Rule 2a-6 under the 1940 Act. The Adviser serves as the Company’s investment adviser pursuant to the second amended and restated investment advisory agreement between the Company and the Adviser dated March 5, 2024 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, the Adviser provides overall investment advisory services for the Company and in accordance with the terms of the Investment Advisory Agreement and the Company’s investment objective, policies and restrictions as in effect from time to time: determines the composition of the Company’s portfolio, the nature and timing of the changes to, the portfolio and the manner of implementing such changes; identifies investment opportunities and makes investment decisions for the Company; monitors investments; performs due diligence on prospective portfolio companies; exercises voting rights in respect of portfolio securities and other investments; serve on, and exercise observer rights for, boards of directors and similar committees of the Company’s portfolio companies; negotiates, obtains and manages financing facilities and other forms of leverage; and provides the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

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

For the three months ended September 30, 2024 and 2023, management fees were $0.8 million and $0.9 million, respectively. For the nine months ended September 30, 2024 and 2023, management fees were $2.4 million and $4.2 million, respectively.

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

For the three months ended September 30, 2024 and 2023, incentive fees were $0.2 million and $1.2 million, respectively. For the nine months ended September 30, 2024 and 2023, incentive fees were $2.1 million and $5.0 million, respectively, of which the Adviser voluntarily waived $0.9 million for the nine months ended September 30, 2023.

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

For the three and nine months ended September 30, 2024, the Company reimbursed $0 and $0.5 million, respectively, to the Prior Adviser and the Prior Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

Shares held by Affiliated Accounts

As of September 30, 2024 and December 31, 2023, certain entities affiliated with the Company held shares of the Company. As of September 30, 2024 and December 31, 2023, the Adviser and its affiliate held an aggregate of 655,898 and 653,383 shares, approximately 6.4% and 5.8% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$512,379,129	$497,449,371	$532,378,544	$526,032,489
Equity	9,748,921	5,959,991	9,585,173	7,033,311
Total Investments	$522,128,050	$503,409,362	$541,963,717	$533,065,800

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2024 and December 31, 2023, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$1,925,973	0.4%	$19,279,402	3.6%
Beverage, Food & Tobacco	12,352,956	2.5%	16,823,761	3.2%
Business Services	90,523,637	18.0%	87,305,356	16.4%
Chemicals	4,910,229	1.0%	—	—
Construction & Building	13,108,076	2.6%	13,446,800	2.5%
Consumer Goods: Durable	46,521,543	9.2%	51,235,893	9.6%
Consumer Goods: Non-durable	36,980,051	7.3%	42,071,990	7.9%
Consumer Services	11,438,385	2.3%	8,699,485	1.6%
Financial Services	9,971,835	2.0%	—	—
Forest Products & Paper	10,616,889	2.1%	10,917,405	2.0%
Healthcare & Pharmaceuticals	91,141,320	18.1%	94,446,748	17.8%
High Tech Industries	86,886,646	17.3%	90,843,387	17.1%
Insurance	32,696,617	6.5%	29,096,663	5.5%
Sovereign & Public Finance	19,953,204	4.0%	33,027,815	6.2%
Telecommunications	3,000,000	0.6%	—	—
Transportation: Cargo	20,583,584	4.1%	20,504,652	3.8%
Wholesale	10,798,417	2.0%	15,366,443	2.8%
Total Investments	$503,409,362	100.0%	$533,065,800	100.0%

	September 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
United States	$502,306,133	99.8%	$531,815,989	99.8%
Canada	1,103,229	0.2%	1,249,811	0.2%
Total Investments	$503,409,362	100.0%	$533,065,800	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$80,770,252	$416,679,119	$497,449,371
Equity	—	—	5,959,991	5,959,991
Total Investments	$—	$80,770,252	$422,639,110	$503,409,362

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$16,921,875	$509,110,614	$526,032,489
Equity	—	—	7,033,311	7,033,311
Total Investments	$—	$16,921,875	$516,143,925	$533,065,800

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2024	$509,110,614	$7,033,311	$516,143,925
Purchases and drawdowns of investments	66,869,354	163,747	67,033,101
Proceeds from principal pre-payments and sales of investments	(133,869,360)	—	(133,869,360)
Payment-in-kind	1,535,311	—	1,535,311
Net accretion of discount on investments	1,282,377	—	1,282,377
Net change in unrealized appreciation (depreciation) on investments	(4,152,981)	(1,237,067)	(5,390,048)
Net realized gain (loss) on investments	(1,431,596)	—	(1,431,596)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(22,664,600)	—	(22,664,600)
Balance as of September 30, 2024	$416,679,119	$5,959,991	$422,639,110
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(6,041,670)	$(1,237,067)	$(7,278,737)

(1)
Transfers into Level 3, if any, are due to a decrease in the quantity and reliability of broker quotes obtained and transfers out of Level 3, if any, are due to an increase in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers between levels, if any, are recognized at the beginning of the year in which the transfer occurs.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2023	$478,620,993	$8,588,300	$487,209,293
Purchases of investments	57,167,768	374,000	57,541,768
Proceeds from principal pre-payments and sales of investments	(38,066,255)	—	(38,066,255)
Payment-in-kind	1,215,187	—	1,215,187
Net accretion of discount on investments	1,408,452	—	1,408,452
Net change in unrealized appreciation (depreciation) on investments	(462,748)	(1,609,633)	(2,072,381)
Net realized gain (loss) on investments	713,687	—	713,687
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(24,132,031)	—	(24,132,031)
Balance as of September 30, 2023	$476,465,053	$7,352,667	$483,817,720
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(537,635)	$(1,609,633)	$(2,147,268)

(1)
Transfers into Level 3, if any, are due to a decrease in the quantity and reliability of broker quotes obtained and transfers out of Level 3, if any, are due to an increase in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers between levels, if any, are recognized at the beginning of the year in which the transfer occurs.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of September 30, 2024 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$289,415,266	Discounted cash flow	Discount rate	5.0% - 21.5% (6.8%)	Decrease
	66,329,375	Yield analysis	Market yield	10.4% - 13.3% (11.4%)	Decrease
	17,045,528	Enterprise value waterfall	EBITDA multiple	9.8x - 11.5x (11.3x)	Increase
	43,888,950	Recent transactions	Transaction price	N/A	N/A
Equity	5,959,991	Enterprise value waterfall	EBITDA multiple	8.2x - 14.0x (12.7x)	Increase
	$422,639,110

As of September 30, 2024, the valuation method used for certain investments classified as “Healthcare & Pharmaceuticals” and “Wholesale” amounting to $17.0 million changed from the discounted cash flow or yield analysis valuation method to the enterprise value waterfall valuation method. The change was due to changing market conditions and is intended to more accurately reflect the go forward performance of such investments.

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
	$516,143,925

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a discounted cash flow analysis or yield analysis. To conduct a discounted cash flow analysis, a price is ascribed for each investment based upon projected cash flows in the valuation models. The significant unobservable inputs used in the fair value measurement of the Level 3 investments include the discount rate applied in the valuation models to determine the present value of the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely, decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. To conduct a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and investments with similar risk profiles. Additional consideration is given to the expected life of the investment, portfolio company performance since the date of investment, and other terms and risks associated with the investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

When the debtor is not performing or when there is insufficient value to cover the investment, the Company may utilize an enterprise value waterfall approach to determine the fair value of debt investments in the applicable portfolio companies. An enterprise value waterfall analysis typically consists of two steps. First, the total enterprise value for the portfolio company is estimated using standard valuation approaches, most commonly the market approach. Second, the fair value for each investment in the portfolio company is then estimated by allocating the portfolio company’s total enterprise value to the outstanding securities in the capital structure based upon various factors, including seniority, preferences, and other features if deemed relevant to each security in the capital structure.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include discount rates and current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, an enterprise value analysis, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, earnings before income taxes, depreciation and amortization (“EBITDA”), or some combination thereof and comparable market transactions typically would be used.

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

Refer to Note 11 for discussion of the termination of the SPV Facility subsequent to September 30, 2024.

Further, as discussed in Note 3 above, on September 8, 2022, the Company entered into the Revolving Onex Loan with the Onex Entity. On May 5, 2023, the Company terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan with OCF II.

Debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SPV Facility	$340,000,000	$261,000,000	$340,000,000	$263,000,000
Revolving OCF II Loan	80,000,000	—	80,000,000	—
	$420,000,000	$261,000,000	$420,000,000	$263,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$5,023,805	$5,115,150	$15,387,179	$14,114,036
Amortization of deferred financing costs	277,917	277,917	833,750	833,750
Total interest and credit facility expense	$5,301,722	$5,393,067	$16,220,929	$14,947,786
Average debt outstanding	$241,500,000	$255,516,129	$253,716,364	$243,850,365
Weighted average interest rate	7.1%	7.3%	7.3%	6.9%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the nine months ended September 30, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
September 30, 2024	—	—
	180,268	$4,391,335

The following table summarizes the total shares issued and proceeds received during the nine months ended September 30, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
September 30, 2023	637,710	15,694,043
	700,235	$17,228,008

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

The following table summarizes the distribution declarations and common shares issued pursuant to the distribution reinvestment plan for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
August 7, 2024	August 13, 2024	September 19, 2024	0.68	6,998,094	24,587
			$2.15	$22,440,063	154,054

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

The following table presents the share repurchases completed during the nine months ended September 30, 2024:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
April 15, 2024	May 10, 2024	531,022	$24.36	314,031	—
July 15, 2024	August 9, 2024	525,744	$23.98	223,570	—
				1,214,740

(1)
All repurchase requests were satisfied in full.

The following table presents the share repurchases completed during the nine months ended September 30, 2023:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—
July 17, 2023	August 11, 2023	1,786,378	$24.61	1,515,317	—
				2,482,863

(1)
All repurchase requests were satisfied in full.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase in net assets resulting from operations	$1,253,188	$6,735,760	$12,700,287	$21,294,812
Weighted average common shares outstanding—basic and diluted	10,397,859	11,710,833	10,618,963	12,000,077
Net increase in net assets resulting from operations per common share—basic and diluted	$0.12	$0.58	$1.20	$1.77

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

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2024 and December 31, 2023, there were deferred tax assets of $0.8 million and $0.6 million, offset by valuation allowances of $0.8 million and $0.6 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Per share data:
Net asset value, beginning of period	$24.36	$24.56
Results of operations:
Net investment income (loss) (1)	2.22	1.95
Net realized and unrealized gain (loss) (6)	(1.01)	(0.11)
Net increase (decrease) in net assets resulting from operations (1)	1.21	1.84
Shareholder distributions: (2)
Distributions from net investment income	(2.15)	(1.88)
Net decrease in net assets resulting from shareholder distributions	(2.15)	(1.88)
Net asset value, end of period	$23.42	$24.52
Shares outstanding, end of period	10,315,901	11,216,852
Total return based on net asset value (3)	4.92%	7.68%
Ratio/Supplemental Data:
Net assets, end of period	$241,590,203	$275,015,411
Ratio of net investment income (loss) to average net assets (4)	12.50%	11.01%
Ratio of total expenses to average net assets (4)	11.50%	11.56%
Ratio of net expenses to average net assets (4)	11.69%	11.26%
Average debt outstanding	$253,716,364	$243,850,365
Portfolio turnover	24%	8%
Total amount of senior securities outstanding	$261,000,000	$261,000,000
Asset coverage per unit (5)	$1,926	$2,054

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
(4)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses and waivers, such as organization and offering costs and reimbursement of expense support to the Adviser, is annualized. Net expenses include reimbursement of expense support to the Adviser for the nine months ended September 30, 2024. Net expenses include incentive fee waiver from the Adviser for the nine months ended September 30, 2023.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2024, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company's conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$12,494,159	$3,926,790
Unfunded revolver obligations	13,423,141	15,736,196
	$25,917,300	$19,662,986

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

On October 1, 2024, the Company sold 1,280,956 common shares for an aggregate amount of $30.0 million, which was received in advance and shown as subscriptions received in advanced in the consolidated statements of assets and liabilities.

On October 3, 2024 (the “Closing Date”), the ODL SPV terminated and repaid in full the SPV Facility.

Also on October 3, 2024, the ODL SPV, as the borrower, and the Company, solely in its capacities as the transferor and as the servicer, entered into a Loan and Servicing Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), as initial lender and as the administrative agent and as the collateral agent, and certain financial institutions (the “SMBC Facility Lenders”), and U.S. Bank National Association as account bank and as the collateral custodian (the “SMBC Facility”).

From time to time, the Company sells and contributes certain investments to the ODL SPV pursuant to a contribution agreement between the Company and the ODL SPV. No gain or loss will be recognized as a result of the contribution. Proceeds from the SMBC Facility will be used to finance the origination or acquisition of eligible loan assets by the ODL SPV, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by the ODL SPV through the Company’s ownership of the ODL SPV.

The current maximum principal amount of the SMBC Facility is $300.0 million (which consists of $300.0 million of revolving commitments), which may be increased up to a maximum facility amount of $1.5 billion, subject to the requirements set forth in the SMBC Facility, including lender consent. The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ODL SPV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests.

The SMBC Facility provides for the ability to draw and redraw revolving loans under the SMBC Facility through October 3, 2027, unless the revolving commitments are terminated sooner in the SMBC Facility. The reinvestment period end date (after which no borrowings may be drawn under the SMBC Facility) and the maturity date under the SMBC Facility are October 3, 2027 and October 3, 2029, respectively, unless otherwise terminated in accordance with its terms.

Subject to certain conditions set forth in the SMBC Facility, advances (i) during the reinvestment period will bear interest at SOFR plus a spread of 1.65% or 2.30% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 0.65% or 1.30% per annum with respect to base rate advances and (ii) after the reinvestment period will bear interest at SOFR plus a spread of 2.15% or 2.80% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 1.15% or 1.80% per annum with respect to base rate advances. ODL SPV will also pay an unused fee of at a rate of 0.35% per annum on or prior to the twelve month anniversary of the Closing Date and 0.50% per annual after the twelve month anniversary of the Closing Date. ODL SPV will also pay a make-whole premium at a rate of 1.00% prior to the one-year anniversary of the Closing Date or 0.50% prior to the two-year anniversary of the Closing Date of the maximum facility amount or of the reduced or terminated unused amount of the SMBC Facility based on certain conditions.

The SMBC Facility includes customary covenants, including certain financial maintenance covenants, limitation on the activities of ODL SPV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SMBC Facility is secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets.

On November 6, 2024, the Board declared a quarterly dividend of $0.67 per share for the Company’s shareholders of record as of November 12, 2024, payable on December 19, 2024.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of September 30, 2024 and December 31, 2023, the total amount of non-qualifying assets to total assets was approximately 7.1% and 5.8%, respectively.

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

Portfolio and Investment Activity

As of September 30, 2024, we had investments in 41 portfolio companies with an aggregate fair value of $503.4 million. As of September 30, 2024 and December 31, 2023, the total amount of non-qualifying assets to total assets was approximately 7.1% and 5.8%, respectively.

Our investment activity for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investments made in portfolio companies	$52,276,795	$7,832,059	$123,067,813	$57,541,768
Investments repayments	(41,414,181)	(5,196,592)	(144,775,530)	(39,973,993)
Net investment activity	$10,862,614	$2,635,467	$(21,707,717)	$17,567,775
Portfolio companies at beginning of year or period	36	29	30	28
Number of investments in new portfolio companies	8	—	18	2
Number of exited portfolio companies	3	—	7	1
Portfolio companies at end of year or period	41	29	41	29
Percentage of investment commitments at floating rates	98.9%	100.0%	98.9%	100.0%
Percentage of investment commitments at fixed rates	1.1%	—	1.1%	—
Weighted average contractual interest rate of investments based on par	11.17%	12.06%	11.17%	12.06%

The following table summarizes our top ten portfolio companies and industries based on fair value as of September 30, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.7%	Healthcare & Pharmaceuticals	18.1%
Medallia, Inc.	5.1%	Business Services	18.0%
Connect America.com, LLC	5.0%	High Tech Industries	17.3%
MMS Bidco LLC	4.9%	Consumer Goods: Durable	9.2%
BCDI Meteor Acquisition, LLC	4.8%	Consumer Goods: Non-durable	7.3%
SailPoint Technologies Holdings Inc.	4.6%	Insurance	6.5%
Hy Cite Enterprises, LLC	4.4%	Transportation: Cargo	4.1%
APT Opco, LLC	4.2%	Sovereign & Public Finance	4.0%
Keystone Purchaser, LLC	4.1%	Construction & Building	2.6%
S4T Holdings Corp.	4.0%	Beverage, Food & Tobacco	2.5%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.5%	Healthcare & Pharmaceuticals	17.8%
Hy Cite Enterprises, LLC	5.0%	High Tech Industries	17.1%
MIS Acquisition, LLC	4.7%	Business Services	16.4%
Connect America.com, LLC	4.7%	Consumer Goods: Durable	9.6%
Medallia, Inc.	4.7%	Consumer Goods: Non-durable	7.9%
MMS Bidco LLC	4.6%	Sovereign & Public Finance	6.2%
BCDI Meteor Acquisition, LLC	4.6%	Insurance	5.5%
SailPoint Technologies Holdings Inc.	4.3%	Transportation: Cargo	3.8%
Montana Buyer Inc.	4.1%	Automotive	3.6%
APT Opco, LLC	4.0%	Beverage, Food & Tobacco	3.2%

The industry composition of our portfolio at fair value at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Automotive	0.4%	3.6%
Beverage, Food & Tobacco	2.5%	3.2%
Business Services	18.0%	16.4%
Chemicals	1.0%	—
Construction & Building	2.6%	2.5%
Consumer Goods: Durable	9.2%	9.6%
Consumer Goods: Non-durable	7.3%	7.9%
Consumer Services	2.3%	1.6%
Financial Services	2.0%	—
Forest Products & Paper	2.1%	2.0%
Healthcare & Pharmaceuticals	18.1%	17.8%
High Tech Industries	17.3%	17.1%
Insurance	6.5%	5.5%
Sovereign & Public Finance	4.0%	6.2%
Telecommunications	0.6%	—
Transportation: Cargo	4.1%	3.8%
Wholesale	2.0%	2.8%
Total Investments	100.0%	100.0%

As of September 30, 2024 and December 31, 2023, our investments consisted of the following:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$512,379,129	$497,449,371	$532,378,544	$526,032,489
Equity	9,748,921	5,959,991	9,585,173	7,033,311
Total Investments	$522,128,050	$503,409,362	$541,963,717	$533,065,800

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$486,363,834	96.6%	$533,065,800	100.0%
Non-accrual	17,045,528	3.4%	—	0.0%
Total Investments	$503,409,362	100.0%	$533,065,800	100.0%

Results of Operations

Our operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$13,904,491	$17,027,277	$46,935,448	$49,498,571
Net expenses	6,749,257	8,399,992	23,326,378	26,068,604
Net investment income	7,155,234	8,627,285	23,609,070	23,429,967
Net realized and unrealized gain (loss)	(5,902,046)	(1,891,525)	(10,908,783)	(2,135,155)
Net increase in net assets resulting from operations	$1,253,188	$6,735,760	$12,700,287	$21,294,812
Net investment income per common share—basic and diluted	$0.69	$0.74	$2.22	$1.95
Net increase in net assets resulting from operations per common share—basic and diluted	$0.12	$0.58	$1.20	$1.77
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

Investment income for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$13,309,090	$16,416,023	$44,204,163	$47,442,329
Payment-in-kind interest income	352,821	503,022	1,563,922	1,215,187
Other income	242,580	108,232	1,167,363	841,055
Total investment income	$13,904,491	$17,027,277	$46,935,448	$49,498,571
Weighted average contractual interest rate on performing interest bearing investments	11.08%	12.06%	11.08%	12.06%
Weighted average contractual interest rate on all interest bearing investments	11.17%	12.06%	11.17%	12.06%

For the three months ended September 30, 2024 and 2023, we have generated interest income, including PIK, of $13.7 million and $16.9 million, respectively. For the nine months ended September 30, 2024 and 2023, we have generated interest income, including PIK, of $45.8 million and $48.7 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income decreased primarily as a result of the unscheduled paydowns and repricings of certain investments in our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par at September 30, 2024 and 2023 were as follows:

	September 30,
	2024	2023
Average position size of portfolio (in millions)	$10.2	$13.0
Weighted average contractual interest rate of investments based on par	11.17%	12.06%

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

Expenses

Expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fee	$762,051	$872,983	$2,360,445	$4,172,297
Incentive fee	179,027	1,188,664	2,067,455	5,049,887
Administration fee	25,000	278,000	525,000	834,000
Professional fees	237,191	283,190	972,792	1,041,728
Trustees’ fees	43,000	43,000	132,708	132,167
Interest and credit facility expense	5,301,722	5,393,067	16,220,929	14,947,786
Other general and administrative expense	201,266	341,088	547,049	790,739
Total Expenses	6,749,257	8,399,992	22,826,378	26,968,604
Reimbursement of expense support to Adviser	—	—	500,000	—
Incentive fee waiver	—	—	—	(900,000)
Net Expenses	$6,749,257	$8,399,992	$23,326,378	$26,068,604

Total expenses, including reimbursement of expense support to the Adviser, were $6.7 million and $8.4 million for the three months ended September 30, 2024 and 2023, respectively. Total expenses, including reimbursement of expense support to the Adviser, were $23.3 million and $27.0 million for the nine months ended September 30, 2024 and 2023, respectively. Prior to July 1, 2023, we paid our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Beginning on July 1, 2023, we pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SPV Facility is based on the average debt outstanding. Interest expense increased primarily due to the increase in average principal amount of debt outstanding and weighted average interest rate as a result of the increase in SOFR.

For the three and nine months ended September 30, 2024, we reimbursed the adviser $0 and $0.5 million, respectively, and the remaining balance of $0.9 million was permanently waived by the Adviser.

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

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $144.8 million and $40.0 million during the nine months ended September 30, 2024 and 2023, from which we realized net gains (losses) totaling $(1.1) million and $0.8 million, respectively. We recognized gains on partial principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales, repayments or exits of investments	$41,414,181	$5,196,592	$144,775,530	$39,973,993
Net realized gains (losses) on investments:
Gross realized gains	$557,015	$151,247	$2,078,142	$788,369
Gross realized losses	—	(8,342)	(3,166,154)	(31,141)
Net realized gains (losses) on investments	$557,015	$142,905	$(1,088,012)	$757,228

The net realized gains (losses) on investments for the nine months ended September 30, 2024 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
BCP V Everise Acquisition LLC	$295,954
Crash Champions Intermediate, LLC	515,255
IMB Midco LLC (formerly, WSP Midco LLC)	(3,162,435)
Kelso Industries LLC	317,799
Montana Buyer Inc.	214,392
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	219,987
Project Cloud Holdings, LLC	177,633
Other	333,403
Net realized gain (loss) on investments	$(1,088,012)

The net realized gains (losses) on investments for the nine months ended September 30, 2023 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
IEC Corporation	$515,387
Other, net	241,841
Net realized gain (loss) on investments	$757,228

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized appreciation	$669,370	$1,487,481	$2,572,061	$5,139,033
Unrealized depreciation	(7,128,431)	(3,521,911)	(12,392,832)	(8,031,416)
Net change in unrealized appreciation (depreciation) on investments	$(6,459,061)	$(2,034,430)	$(9,820,771)	$(2,892,383)

For the three months ended September 30, 2024, the net change in unrealized depreciation on investments was $6.5 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $2.0 million for the three months ended September 30, 2023 primarily driven by a net depreciation in loans and partially offset by a net depreciation in equity. For the nine months ended September 30, 2024, the net change in unrealized depreciation on investments was $9.8 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $2.9 million for the nine months ended September 30, 2023 primarily driven by two investments.

The change in unrealized appreciation or depreciation on investments for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Portfolio Company	2024	2023	2024	2023
Accession Risk Management Group, Inc.	$(1,140)	$—	$(1,140)	$—
Amplity Parent, Inc.	(994,845)	(1,839,677)	(3,407,449)	(2,747,913)
Apryse Software Corp	(46,878)	(142,011)	(210,189)	(48,075)
APT Opco, LLC	(11,096)	27,965	(1,968)	424,983
Asurion, LLC	15,640	—	15,640	—
Atlas Intermediate III, L.L.C.	—	(41,438)	—	(62,077)
AVSC Holding Corp.	(3,700)	—	(16,657)	—
Axiom Global Inc.	(2,502)	—	(2,502)	—
BCDI Meteor Acquisition, LLC	(143,598)	178,882	(209,826)	198,594
BCP V Everise Acquisition LLC	19,757	5,976	311,329	213,582
Bullhorn, Inc.	207,563	(9,820)	137,918	126,384
Celerion Buyer, Inc.	(33,722)	(7,848)	(73,519)	218,678
Champions Holdco, Inc.	(16,456)	—	(16,456)	—
Connect America.com, LLC	150,032	56,713	349,328	520,198
CoolSys, Inc.	(51,076)	—	(12,065)	—
Cornerstone OnDemand, Inc.	(53,868)	—	(126,193)	—
Crash Champions Intermediate, LLC	—	157,507	(495,791)	268,766
DTI Holdco, Inc.	3,741	—	3,741	—
Foundation Risk Partners, Corp.	(35,884)	44,979	(50,730)	(156,418)
GS AcquisitionCo, Inc.	—	113,809	109,437	245,491
Hy Cite Enterprises, LLC	(89,941)	(46,768)	(213,491)	518,001
IEC Corporation	—	—	—	171,739
IMB Midco LLC	(3,489,635)	(325,258)	(675,473)	(2,621,697)
Jackson Paper Manufacturing Company	55,671	(59,021)	(207,891)	160,319
Kelso Industries LLC	—	—	7,955	—
KeyData Associates Inc.	(140,100)	(15,185)	(146,582)	362,450
Keystone Purchaser, LLC	(59,053)	(131,102)	210,604	(218,307)
KUEHG Corp.	(15)	—	4,469	—
Level 3 Financing, Inc.	71,044	—	81,544	—
MED ParentCo, LP	(4,913)	—	—	—
Medallia, Inc.	(322,913)	88,581	(176,728)	297,814
Milestone Technologies, Inc.	(608,797)	(275,720)	(899,055)	139,079
MIS Acquisition, LLC	(18,206)	—	125,004	—
MMS Bidco LLC	91,527	(167,107)	(39,203)	161,964
Montana Buyer Inc.	(219,933)	98,944	(125,373)	334,384
Nielsen Consumer Inc.	(10,211)	—	4,164	—
ONBE, Inc.	(922)	—	(922)	—
Pansophic Learning Ltd.	—	(20,130)	(45,116)	(104,729)
Plaskolite PPC Intermediate II LLC	42,839	—	42,839	—
Project Cloud Holdings, LLC	(9,369)	58,880	272,085	22,702
S4T Holdings Corp.	(15,555)	19,571	32,071	275,461
SailPoint Technologies Holdings Inc.	11,556	(33,772)	223,562	468,724
Spark DSO, LLC	(118,557)	62,191	(96,701)	9,720
Steele Solutions, Inc.	(51,242)	(361,286)	(276,816)	(480,610)
The Edelman Financial Engines Center, LLC	(988)	—	4,001	—
The Ultimus Group Midco, LLC	(1,835)	—	89,216	—
Wellful Inc.	(380,624)	573,483	(4,864,996)	(1,033,584)
Xplor T1, LLC	(8,740)	—	—	—
Zips Car Wash, LLC	(182,117)	(45,768)	547,154	(558,006)
Net change in unrealized appreciation (depreciation) on investments	$(6,459,061)	$(2,034,430)	$(9,820,771)	$(2,892,383)

During the three months ended September 30, 2024 and 2023, we recognized net unrealized gains (losses) on foreign currency of $10.4 thousand and $(0.3) million, respectively. During the nine months ended September 30, 2024 and 2023, we recognized net unrealized gains (losses) on foreign currency of $(19.7) thousand and $0, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2024 and 2023, the net increase in net assets resulting from operations was $1.3 million and $6.7 million or $0.12 and $0.58 per share, respectively. For the nine months ended September 30, 2024 and 2023, the net increase in net assets resulting from operations was $12.7 million and $21.3 million or $1.20 and $1.77 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2024, our asset coverage ratio was 192.6%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of September 30, 2024 we had $43.3 million in cash and cash equivalents on hand, plus $79.0 million and $80.0 million available to us under our borrowing facilities with Société Générale and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the nine months ended September 30, 2024:

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

The following table presents the share repurchases completed during the nine months ended September 30, 2024:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
April 15, 2024	May 10, 2024	531,022	$24.36	314,031	—
July 15, 2024	August 9, 2024	525,744	$23.98	223,570	—
				1,214,740
(1)
All repurchase requests were satisfied in full.

The following table presents the share repurchases completed during the nine months ended September 30, 2023:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—
July 17, 2023	August 11, 2023	1,786,378	$24.61	1,515,317	—
				2,482,863
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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
August 7, 2024	August 13, 2024	September 19, 2024	0.68	6,998,094	24,587
			$2.15	$22,440,063	154,054

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 192.6% and 203.7%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of September 30, 2024:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$261,000,000	$—	$261,000,000	$—	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$261,000,000	$—	$261,000,000	$—	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2023:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$263,000,000	$—	$263,000,000	$—	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$263,000,000	$—	$263,000,000	$—	$—

The weighted average interest rate on the aggregate principal amount outstanding was 7.3% for the nine months ended September 30, 2024 and 7.1% for the year ended December 31, 2023.

The ratio of total principal amount of debt outstanding to shareholders' equity as of September 30, 2024 was 1.08:1.00 compared to 0.96:1.00 as of December 31, 2023.

SPV Facility

We and our consolidated subsidiary, ODL SPV, were party to the “SPV Facility” with Société Générale, as initial lender and agent, and certain financial institutions that allowed ODL SPV to borrow up to $340.0 million. Borrowings under the SPV Facility bore interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). ODL SPV was obligated to pay an unused commitment fee on the unused commitment amount at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company was also obligated to pay a fee of 0.20% per annum on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility was secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets. The SPV Facility was scheduled to terminate on October 2, 2026, but on October 3, 2024, the ODL SPV terminated and repaid in full the SPV Facility.

SMBC Facility

On October 3, 2024, we and our consolidated subsidiary, ODL SPV, are party to the SMBC Facility with SMBC, as initial lender and as the administrative agent and as the collateral agent, that allows ODL SPV to borrow up to $300.0 million (which consists of $300.0 million of revolving commitments), which may be increased up to a maximum facility amount of $1.5 billion subject to the requirements set forth in the SMBC Facility, including lender consent. Subject to certain conditions set forth in the SMBC Facility, advances (i) during the reinvestment period will bear interest at SOFR plus a spread of 1.65% or 2.30% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 0.65% or 1.30% per annum with respect to base rate advances and (ii) after the reinvestment period will bear interest at SOFR plus a spread of 2.15% or 2.80% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 1.15% or 1.80% per annum with respect to base rate advances. ODL SPV will also pay an unused fee of at a rate of 0.35% per annum on or prior to the twelve-month anniversary of the closing date and 0.50% per annual after the twelve-month anniversary of the closing date. ODL SPV will also pay a make-whole premium at a rate of 1.00% prior to the one-year anniversary of the closing date or 0.50% prior to the two-year anniversary of the closing date of the maximum facility amount or of the reduced or terminated unused amount of the SMBC Facility based on certain conditions. The SMBC Facility is secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect to those assets. The SMBC Facility provides for the ability to draw and redraw revolving loans under the SMBC Facility through October 3, 2027, unless the revolving commitments are terminated sooner in the SMBC Facility. The reinvestment period end date (after which no borrowings may be drawn under the SMBC Facility) and the maturity date under the SMBC Facility are October 3, 2027 and October 3, 2029, respectively, unless otherwise terminated in accordance with its terms.

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

As of September 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$12,494,159	$3,926,790
Unfunded revolver obligations	13,423,141	15,736,196
	$25,917,300	$19,662,986

Recent Developments

On October 1, 2024, the Company sold 1,280,956 common shares for an aggregate amount of $30.0 million, which was received in advance and shown as subscriptions received in advanced in the consolidated statements of assets and liabilities.

On October 3, 2024, the ODL SPV terminated and repaid in full the SPV Facility.

On October 3, 2024, we and our consolidated subsidiary, ODL SPV, are party to the SMBC Facility with SMBC, as initial lender and as the administrative agent and as the collateral agent, that allows ODL SPV to borrow up to $300.0 million (which consists of $300.0 million of revolving commitments), which may be increased up to a maximum facility amount of $1.5 billion subject to the requirements set forth in the SMBC Facility, including lender consent. Subject to certain conditions set forth in the SMBC Facility, advances (i) during the reinvestment period will bear interest at SOFR plus a spread of 1.65% or 2.30% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 0.65% or 1.30% per annum with respect to base rate advances and (ii) after the reinvestment period will bear interest at SOFR plus a spread of 2.15% or 2.80% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 1.15% or 1.80% per annum with respect to base rate advances. ODL SPV will also pay an unused fee of at a rate of 0.35% per annum on or prior to the twelve-month anniversary of the closing date and 0.50% per annual after the twelve-month anniversary of the closing date. ODL SPV will also pay a make-whole premium at a rate of 1.00% prior to the one-year anniversary of the closing date or 0.50% prior to the two-year anniversary of the closing date of the maximum facility amount or of the reduced or terminated unused amount of the SMBC Facility based on certain conditions. The SMBC Facility is secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect to those assets. The SMBC Facility provides for the ability to draw and redraw revolving loans under the SMBC Facility through October 3, 2027, unless the revolving commitments are terminated sooner in the SMBC Facility. The reinvestment period end date (after which no borrowings may be drawn under the SMBC Facility) and the maturity date under the SMBC Facility are October 3, 2027 and October 3, 2029, respectively, unless otherwise terminated in accordance with its terms.

On November 6, 2024, the Board declared a quarterly dividend of $0.67 per share for the Company’s shareholders of record as of November 12, 2024, payable on December 19, 2024.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Our critical accounting policies are those applicable to the basis of presentation, valuation of investments, and certain revenue recognition matters as discussed below. See Note 2 to our consolidated financial statements, “Significant Accounting Policies—Investments,” contained elsewhere herein.

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

Investments for which market quotations are readily available are typically valued at the average bid and ask prices of such market quotes, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotes, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities for which market quotations are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process, which includes input from management and independent valuation firms that have been engaged to assist in the valuation of portfolio investments without readily available market quotations. Accordingly, such investments go through our multi-step valuation process as described below. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of the Adviser, does not represent fair value.

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the Adviser's investment professionals that are responsible for the portfolio investment;
•
Preliminary valuation conclusions are then documented and discussed with the Adviser’s valuation committee;
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

Income Taxes

We elected to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, and make certain minimum distributions to shareholders. We will be subject to a 4% nondeductible U.S. federal excise tax on undistributed income. See “Note 2. Significant Accounting Policies – Income Taxes”.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2024 and December 31, 2023, 98.9% and 100%, respectively, of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR, Prime, or FFR, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2024 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$15,668,838	$7,830,000	$7,838,838
Up 200 Basis Points	10,445,892	5,220,000	5,225,892
Up 100 Basis Points	5,222,946	2,610,000	2,612,946
Down 100 Basis Points	(5,222,946)	(2,610,000)	(2,612,946)
Down 200 Basis Points	(10,445,892)	(5,220,000)	(5,225,892)
Down 300 Basis points	(15,664,473)	(7,830,000)	(7,834,473)

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended September 30, 2024.

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

The following table presents the share repurchases completed during the three months ended September 30, 2024:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
July 15, 2024	August 9, 2024	525,744	$23.98	223,570	—
(1)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

3.1	Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on May 9, 2024).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) to the Company’s Form 10-K filed on March 6, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX DIRECT LENDING BDC FUND

November 8, 2024	By:	/s/ Ronnie Jaber
	Name:	Ronnie Jaber
	Title:	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)

November 8, 2024	By:	/s/ Albert Siu
	Name:	Albert Siu
	Title:	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)