Form 10-K
period 2024-12-31
Onex Direct Lending BDC Fund
filed 2025-03-07
CIK 1860424

eae

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 814-01405

Onex Direct Lending BDC Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware

(State of Incorporation)

86-3687484

(I.R.S Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is currently no established public market for the registrant’s Common Shares of beneficial interest, $0.001 par value per share (“Common Shares”).

The registrant had 10,797,540 Common Shares, $0.001 par value per share, outstanding as of March 5, 2025.

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
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts between Russia and Ukraine and in the Middle East;
•
general economic, logistical and political trends and other external factors, including inflation and supply chain and labor market disruptions;
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

PART I

Item 1. Business.

General

The Onex Direct Lending BDC Fund (“we,” “us,” or “our,” or the “Company”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a BDC under Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business—Regulation” and “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

We are externally managed by the Adviser, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). To achieve our investment objective, we will leverage Onex Credit’s (as defined below) investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

Effective March 5, 2024, Falcon Investment Advisors, LLC (formerly known as Onex Falcon Investment Advisors, LLC), the Company’s prior investment adviser (the “Prior Adviser”), assigned the Investment Advisory Agreement (as defined herein) to the Adviser, a wholly-owned subsidiary of Onex Corp., pursuant to Rule 2a-6 under the 1940 Act. Accordingly, the Adviser is now the Company’s investment adviser. The Company and the Adviser amended and restated the Investment Advisory Agreement in its entirety to acknowledge such assignment. There will be no change to the fees, nor to the personnel overseeing the provision of investment management services to the Company.

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
•
capitalizing on lender-favorable direct lending market trends, including (i) higher interest rates allowing for higher yields on floating rate investments; (ii) increased market share from syndicated markets; (iii) borrowers opting for lender-friendly economics and terms in favor of execution certainty; (iv) less competition in the middle market compared to the upper middle market, with ample deal flow for true middle market lenders; and
•
leveraging the sector and research expertise of the broader Onex platform to deliver differentiated sourcing, deeper underwriting, and superior results.2

We seek to make investments in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $35 million and $100 million annually, and even though we will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. Most of our investments will be in private U.S. companies (subject to compliance with the regulatory requirement that a BDC invest at least 70% of its assets in private U.S. companies); however, we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in high-quality first lien senior secured loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in total return swaps (“TRS”), which are contracts in which one party agrees to make periodic payments to another party based on the

1 We define “high-quality” as investments deemed by the Adviser, after diligence and underwriting, to have favorable risk-reward characteristics including, but not limited to, a low probability of default, favorable investment terms, and an appropriate capital structure to companies of high creditworthiness with stable cash flow generation.

2 Policies and procedures implemented by Onex (as defined herein) from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Onex’s areas of operation or expertise that we draw on for purposes of pursuing attractive investment opportunities.

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
•
healthy historical performance.

We may co-invest on a concurrent basis with our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the U.S. Securities and Exchange Commission (the “SEC”) permitting us to do so. On March 29, 2022, the SEC issued an order, which was amended on September 26, 2023, granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates. Under the terms of such exemptive order, in order for us to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching with respect to us or our shareholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies and certain criteria established by the board of trustees (the “Board”). There is no guarantee that the Board will be able to make such findings.

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

The following is a representative list of the industries in which we have invested as of December 31, 2024. We may also invest in other industries if we are presented with attractive opportunities.

•
Aerospace & Defense
•
Automotive
•
Beverage, Food & Tobacco
•
Business Services
•
Chemicals
•
Construction & Building
•
Consumer Goods: Durable
•
Consumer Goods: Non-durable
•
Consumer Services
•
Containers, Packaging & Glass
•
Financial Services
•
Forest Products & Paper
•
Healthcare & Pharmaceuticals
•
High Tech Industries
•
Insurance
•
Sovereign & Public Finance
•
Transportation: Cargo
•
Wholesale

During the year ended December 31, 2024, we invested $209.7 million, comprised of investments in 31 new portfolio companies and incremental commitments to existing portfolio companies, as well as draws made on existing commitments and payment-in-kind (“PIK”) received on existing investments. The weighted average yield on our total debt portfolio was 10.46% and 12.11% as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the total return based on net asset value (“NAV”) and taking into account distributions and reinvestment of any distributions was 7.9% and 11.1%, respectively.

As of December 31, 2024, our portfolio consisted of 50 portfolio companies with 99% in secured debt and 1% in common and preferred equity. As of December 31, 2023, our portfolio consisted of 30 portfolio companies with 99% in secured debt and 1% in common and preferred equity. As of December 31, 2024, the percentage of Level 2 securities, consisting primarily of broadly syndicated loans, increased from 3% to 21% based on fair market value.

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.6%	Business Services	19.3%
Medallia, Inc.	4.9%	High Tech Industries	18.9%
BCDI Meteor Acquisition, LLC	4.7%	Healthcare & Pharmaceuticals	16.7%
MMS Bidco LLC	4.7%	Consumer Goods: Durable	8.9%
Hy Cite Enterprises, LLC	4.2%	Insurance	6.6%
APT Opco, LLC	4.1%	Consumer Goods: Non-durable	5.0%
Keystone Purchaser, LLC	4.0%	Transportation: Cargo	4.7%
S4T Holdings Corp.	3.9%	Sovereign & Public Finance	3.9%
Wellful Inc.	3.4%	Construction & Building	2.6%
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	3.4%	Beverage, Food & Tobacco	2.6%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.5%	Healthcare & Pharmaceuticals	17.8%
Hy Cite Enterprises, LLC	5.0%	High Tech Industries	17.1%
MIS Acquisition, LLC	4.7%	Business Services	16.4%
Connect America.com, LLC	4.7%	Consumer Goods: Durable	9.6%
Medallia, Inc.	4.7%	Consumer Goods: Non-durable	7.9%
MMS Bidco LLC	4.6%	Sovereign & Public Finance	6.2%
BCDI Meteor Acquisition, LLC	4.6%	Insurance	5.5%
SailPoint Technologies Holdings Inc.	4.3%	Transportation: Cargo	3.8%
Montana Buyer Inc.	4.1%	Automotive	3.6%
APT Opco, LLC	4.0%	Beverage, Food & Tobacco	3.2%

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

Investments for which market quotes are readily available are typically valued at the average bid and ask prices of such market quotes, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotes, the Company will utilize a number of factors to determine if the quotes are representative of fair value, including the source and number of the quotes. Debt and equity securities for which market quotes are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process, which includes input from management and independent valuation firms that have been engaged to assist in the valuation of portfolio investments without readily available market quotes. Accordingly, such investments go through the Company’s multi-step valuation process as described below. Investments purchased within the quarter before the valuation date may each be valued at cost, unless such valuation, in the judgment of the Adviser, does not represent fair value.

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the Onex Credit investment professionals that are responsible for the portfolio investment;
•
Preliminary valuation conclusions are then documented and discussed with the Adviser's valuation committee;
•
At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. In each case, the Company’s independent third-party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments; and
•
The Adviser then reviews the valuations and determines the fair value of each investment.

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisals, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in any liquidation or restructuring.

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

When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotes to the most recent market quotation. For securities without reliable market quotes, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board.

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

Private Offering

To date we have conducted a private offering (the “Private Offering”) of our Common Shares to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”).

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

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
September 30, 2024	—	—
December 31, 2024	1,581,385	37,000,000
	1,761,653	$41,391,335

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
September 30, 2023	637,710	15,694,043
December 31, 2023	38,744	950,000
	738,979	18,178,008

Share Repurchase Program

We do not intend to list our Common Shares on a securities exchange and do not expect there to be a public market for our Common Shares. As a result, the ability to sell Common Shares will be limited.

We commenced a quarterly share repurchase program during the first quarter of 2023. In each quarter, we expect to repurchase up to 5% of Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Although we intend to offer to repurchase up to 5% of our Common Shares outstanding in each quarter, the Board has in the past, and may in the future, increase the size of the tender offer, if the Board determines such an increase to be in the best interest of the Company and its shareholders. The Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers on a certain date (the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date. For example, if you purchase shares as of July 1, 2024, and you tender those shares on June 30, 2025, such shares will be subject to the Early Repurchase Deduction. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable.

The following table presents the share repurchases completed during the year ended December 31, 2024:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
April 15, 2024	May 10, 2024	531,022	$24.36	314,031	—
July 15, 2024	August 9, 2024	525,744	$23.98	223,570	—
October 11, 2024	November 8, 2024	722,113	$23.42	695,492	—
				1,910,232
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

On March 5, 2025, the Board declared a distribution of $0.55 per share for shareholders of record on March 5, 2025, payable on March 20, 2025.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan (the “DRP”), pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive all or a portion of their distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash distribution, then our shareholders who have not opted out of our DRP will have their cash distributions automatically reinvested in additional Common Shares as described below, rather than receiving the cash distribution. Distributions of fractional Common Shares will be credited to each participating shareholder’s account to three decimal places.

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

We intend to use newly issued common shares to implement the DRP.

No action is required on the part of a shareholder to have his, her or its cash distribution reinvested in our Common Shares. Shareholders can elect to “opt out” of our DRP in their Subscription Agreement. A shareholder may elect to receive its entire dividend or a portion of its dividend in cash at any time by notifying our transfer agent in writing. If, however, a shareholder requests to change its election, it must do so at least 10 business days prior to a distribution. Otherwise, the request will be effective only with respect to distributions made after the 10 business days following such shareholder’s request to change its election.

There are no brokerage charges or other charges to shareholders who participate in the DRP.

The DRP may be terminated by us at any time upon notice in writing mailed to each shareholder of record.

During each quarter, our transfer agent or another designated agent will mail and/or make electronically available to each participant in the DRP, a statement of account describing, as to such participant, the distributions received during such quarter, the number of common shares purchased during such quarter, and the per share purchase price for such shares. Annually, as required by the Code, we (or the applicable withholding agent) will include tax information for income earned on shares under the DRP on a Form 1099-DIV that is mailed to shareholders subject to Internal Revenue Service (“IRS”) tax reporting. We reserve the right to amend, suspend or terminate the DRP. U.S. Bancorp Fund Services, LLC acts as the administrator of the DRP.

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
August 7, 2024	August 13, 2024	September 19, 2024	0.68	6,998,094	24,587
November 6, 2024	November 12, 2024	December 19, 2024	0.67	7,303,916	19,969
			$2.82	$29,743,979	174,023

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
August 9, 2023	August 15, 2023	September 21, 2023	0.70	7,717,295	185,275
November 8, 2023	November 8, 2023	December 21, 2023	0.77	8,441,950	190,654
December 7, 2023	December 7, 2023	December 21, 2023	0.17	1,863,807	42,092
			$2.82	$32,068,284	776,503

Our Adviser

The Adviser is an investment adviser registered with the SEC under the Advisers Act and, serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). The principal executive offices of our Adviser are located at 930 Sylvan Avenue, Englewood Cliffs, NJ 07632. Pursuant to the Investment Advisory Agreement, the Adviser manages us on a day-to-day basis and is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing due diligence on our investments and monitoring our investment portfolio on an ongoing basis.

Our Adviser leverages the broader resources of Onex and the entire Onex Credit Platform (as defined below). 3

Our Adviser’s investment committee for the direct lending strategy (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Investment Committee review process is multi-step and iterative and occurs in parallel with the diligence and structuring of investments. The Investment Committee utilizes a consensus-driven approach and currently consists of the following senior investment professionals: Ronnie Jaber, Andy Wishner, Bala Ramakrishnan, Chad Valerio, and Aniket Kotnis (observer). Others who participate in the investment committee process include the entire investment team of the Adviser and all other senior members of the Adviser.

Prior to July 1, 2023, the base management fee was payable quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. As of July 1, 2023, the base management fee is calculated at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the base management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We will also pay the Adviser incentive fees based on income and capital gains. For purposes of the incentive fee calculations, each calendar quarter comprising the relevant trailing twelve quarters that commenced prior to October 1, 2023, shall be known as a “Legacy Fee Quarter,” while a calendar quarter that commenced on or after October 1, 2023 shall be known as a “Current Fee Quarter.” The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%,

3 Policies and procedures implemented by Onex (as defined herein) from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Onex’s areas of operation or expertise that we draw on for purposes of pursuing attractive investment opportunities.

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

The members of the senior management and investment team of the Onex Credit Platform serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. As a result, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds.

Our Administrator

The Adviser, subject to the overall supervision of the Board, also serves as our administrator (the “Administrator”) pursuant to an administration agreement between us and the Adviser (the “Administration Agreement”) and provides the administrative services necessary for us to operate. The Administrator hired a sub-administrator, U.S. Bank Global Fund Services, to assist in the provision of administrative services. The sub-administrator will receive compensation from us for its sub-administrative services under a sub-administration agreement.

Onex Corporation

The Adviser is a subsidiary of Onex Corporation (“Onex Corp.” and together with its subsidiaries and affiliates, “Onex”). Onex Corp. is an investor and asset manager that invests capital on behalf of Onex Corp. shareholders and clients across the globe. Formed in 1984, Onex Corp. has a long track record of creating value for its clients and shareholders. Onex’s two primary businesses are Private Equity and Credit. In Private Equity, Onex raises funds from third-party investors, or limited partners, and invests them, along with Onex Corp.’s own investing capital, through the funds of its private equity platforms, Onex Partners and ONCAP. Similarly, Onex’s Credit team (the “Onex Credit Platform” or “Onex Credit”) raises and invests capital across several private credit, public credit and public equity strategies. Onex’s investors include a broad range of global clients, including public and private pension plans, sovereign wealth funds, insurance companies and family offices. In total, as of December 31, 2024, Onex had approximately $51.1 billion of assets under management, of which $8.5 billion was its own investing capital. With offices in Toronto, New York, New Jersey and London, Onex and its experienced management teams are collectively the largest investors across Onex’s platforms.

As of December 31, 2024, the Onex Credit Platform had approximately $25.2 billion in assets under management. Onex Corp. provides the Adviser with an established network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals.

Market Opportunity

The leveraged finance market has grown dramatically since the global financial crisis in 2008-2009, more than doubling in size across leveraged loans, high yield, and private credit.4 Regulatory and structural changes in the market have reduced the amount of capital available from traditional lending sources. Many commercial and investment banks have de-emphasized their service and product offerings as they seek to meet leveraged lending guidelines, shared national credit guidelines, regulatory capital requirements and other regulatory limitations. As traditional lending markets have pulled back, private credit has taken market share from syndicated markets. The need for financing remains acute, particularly in the middle market where companies may not be able to access traditional public sources of capital. As direct lending capital provides certainty of price, capital availability and execution to the borrower, borrowers are more often accepting lender-friendly economics and documentation in favor of execution offered by private credit solutions.

4 Source: Preqin, Credit Suisse Leveraged Loan Index and ICE BofA High Yield Index.

Size of the Leveraged Finance Market5

Since 2008, the U.S. leveraged finance market has more than doubled in size to $3.8 trillion, driven by strong performance through the global financial crisis and investor demand for yield, U.S. private credit has grown substantially over this period, as new bank regulation post-global financial crisis deterred banks from holding leveraged credit on their balance sheets and direct lenders and other non-bank corporate lenders stepped in to the fill the void.6 In particular, the U.S. direct lending assets under management increased from $25.7 billion at the end of 2008 to $485.3 billion as of June 2024, increasing by 19x.7

US Leveraged Finance Market Has More Than Doubled Since the Global Financial Crisis

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

Opportunity in the Core Middle Market

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

The middle market is one of the most active and growing segments for private credit deal flow. Making high-quality loans in the middle market, as compared to making broadly-syndicated loans in the upper middle market, offers many advantages to lenders, such as: (i) typically one or more financial covenants; (ii) direct access to ownership and/or management throughout due diligence and in

5 As of December 31, 2024. Credit Suisse Leveraged Loan Index par amount for U.S. Leveraged Loan Market, ICE BofA High Yield Index face value for U.S. High Yield Market, and Preqin for U.S. Private Credit Market.

6 Source: S&P LCD Leveraged Lending Review 2021 and 2022 Outlook.

7 Source: Preqin as of January 2025.

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

1 Broadly Syndicated Leverage Loans per Pitchbook | LCD Q4 2024 Quarterly Trend Lines; Upper Middle Market Direct Lending per KBRA DLD Monthly Insights & Outlook Report – December 2024.

Competitive Strengths

The Adviser believes that a disciplined approach to origination, fundamental credit analysis, portfolio construction and risk management will allow us to seek to deliver steady income while preserving our capital. The Adviser believes that we represent an attractive investment opportunity for the following reasons:

Cohesive Team with Access to the Broader Onex Platform 8

We believe the Adviser’s team is well positioned to invest in this strategy successfully due to a combination of (i) global fundamental credit expertise, (ii) a team of seasoned credit investors, (iii) a historical track record of lower loss rates than peers and the broader market9, and (iv) high-quality structuring and sourcing capabilities. We believe that these are key drivers for the successful deployment of capital in this asset class and the current market environment.

The Onex Credit team consists of approximately 45 investment professionals with deep industry expertise, and benefits from the considerable institutional resources allocated to researching and understanding the industries in which Onex Corp. invests across its platforms. The investment team has invested in our core sectors of focus through multiple credit cycles. The Onex Credit Platform’s

8 Policies and procedures implemented by Onex (as defined herein) from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Onex’s areas of operation or expertise that we draw on for purposes of pursuing attractive investment opportunities.

9 Onex Credit bases its default rates on the history of its Senior Loan Strategies. For the purpose of calculating the default rates, Onex Credit excludes senior loan strategies that are not invested primarily (> 50%) in broadly syndicated senior secured loans. The “Senior Loan Strategies” include Onex Credit’s senior loan funds, separately managed accounts, and all U.S. CLOs in issue over the relevant time period, all of which are or were invested primarily in broadly syndicated senior secured loans and selectively in other loan and bond investments. Default Rates. The annualized default rate for the Senior Loan Strategies is calculated as the average of the annual default rates over the period from December 2007 for the Senior Loan Strategies (or from inception for other strategies) through December 2024. The source of historical U.S. market default rates is JPM’s U.S. High-Yield and Leveraged Loan Strategy. The rate is calculated as the average leveraged loan default rate from December 2007 to December 31, 2024 using each year’s LTM rate at December 31. Loss Rates. Annualized loss rates following defaults are calculated as the annual loss rates over the period from inception through December 31, 2024. When available, the ultimate loss is used; where ultimate loss is unknown, market value at time of default is used. The source of historical market loss rates is JPM’s U.S. High-Yield and Leveraged Loan Strategy. The market loss rate is calculated as the product of (i) the annualized default rates and (ii) 1 minus the corresponding annualized recovery rates.

broadly syndicated loan and high yield bond portfolios have historically outperformed the market in defaults by focusing on loss avoidance. Onex Credit has had a lower default rate on senior loan strategies (broadly syndicated loans and high yield bonds) than the U.S. leveraged loan index in 16 of the last 17 years.10 Since 2008, Onex Credit’s average U.S. annual default rate has been 1/6 of the index: 0.4% Onex senior loans vs 2.6% index default rate. In addition, Onex Credit has invested approximately $3.2 billion across direct lending strategies since 2017, resulting in a low annualized loss rate of 0.12% and zero losses in the Company’s portfolio.11

We also expect to benefit from sitting under the Onex umbrella: interaction with the private equity investment teams to glean market insights, industry contacts, negotiating leverage with key counterparties, and overlapping supplemental sector expertise.

Compelling Middle Market Opportunity Set

The middle market, defined by us as companies with EBITDA between $35 million and $100 million annually, represents one of the most compelling investment segments of the U.S. economy. As tens of thousands of companies face competitive challenges and strategic change, they seek opportunities within this dynamic ecosystem; many such companies require additional financing or need to augment their capital structures in order to execute on their strategic plans. The Adviser believes that while there are many mainstream senior lenders, there is a scarcity of providers focused on providing creative capital solutions to companies in the middle market.

The Adviser’s approach to focusing on the middle market has resulted in consistent, deep and varied deal flow across industry types, transaction types and owner types. Current market conditions are particularly favorable for financing core middle market companies with creative senior debt solutions. Such favorable conditions include: (i) regulatory and structural changes in the market having reduced the amount of capital available from traditional lending sources; (ii) a reallocation over the last several years of billions of dollars from public fixed income to private credit; (iii) a growing demand from investors for direct lending strategies that offer potential yield enhancement; (iv) fund raising by private equity firms continuing to grow at record levels and, (v) an opportunity for differentiated business models with access to institutional capital to improve their competitive standing in their industries. The Adviser believes its direct lending strategy is well-positioned to address this investor interest given its proven track record as a differentiated capital provider and its established presence in the middle market.

Power of the Onex Platform

The Adviser believes that the Onex platform is greater than the sum of its parts, with each investment strategy building off the success of other Onex strategies. Direct lending benefits from multiple touchpoints across Onex, including: (i) an enhanced origination engine driven by regular dialogue with borrowers and sponsors; (ii) extensive coverage of liquid and private markets, which provides flexibility as investment opportunities evolve; and (iii) an opportunistic team that supports watchlist credits and provides an early warning of impending sector weakness.

10 See Note 8 above.

11 Annualized Net Loss Rate is calculated as of December 31, 2024, and includes assets that have defaulted or been placed on non-accrual status. This rate is determined by dividing the total net dollars gained/lost by the total invested dollars since inception. Net loss is defined as the sum of realized and unrealized gains or losses, plus total interest received on the asset since acquisition, excluding capitalized interest.

Experienced Team with Established Track Record in Credit Investing

Onex Credit’s investment team consists of approximately 45 members12, including portfolio managers, investment and risk analysts, and traders. The team is further segmented by industry focus or strategy focus. The portfolio management team is supported by the credit investment analyst team which has an average of 14 years of investment experience. Notably, the credit team has invested in the Company’s target loan market across sectors through multiple credit cycles.

As of December 31, 2024, Onex manages U.S. and European CLOs, a direct lending strategy, tactical and opportunistic credit funds, and tradeable credit strategies that include leveraged loans and high yield bond investing. The Credit Team believes there to be synergies across its product lines and that the breadth of its offerings adds depth of knowledge.

We believe our outperformance is driven by insightful credit selection and vigilant risk management. Onex Credit has employed a consistent investment philosophy that focuses on capital preservation, predicated on bottom-up fundamental research and a goal of minimizing default risk by identifying and avoiding marginal quality credit. We believe Onex Credit’s deep and tenured industry experience and investing across multiple cycles, integration across the platform, extensive research capabilities, and longstanding relationships are key differentiators relative to peers.

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

Investing Across the Capital Structure

The Adviser has a differentiated perspective compared to many traditional managers given its extensive knowledge of investing across the capital structure. The Adviser’s focus on investing in defensive industries and issuers has historically resulted in the preservation of portfolio price through periods of volatility. The Adviser believes making high-quality loans by avoiding credits with higher credit risk and having more protections through covenants offers the ability to generate a premium risk-adjusted return with

12 Team headcount is as of December 31, 2024 and is subject to change.

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

Onex Credit Investment Strategies Provide Broad Market Access

$25B	$2B+[1]	~90	~45[2]
Assets Under Management	Onex Capital Invested in Credit	Total Employees	Investment Professionals

Strategy	Strategy Overview	Strategy AUM ($bn)
Private Credit	Senior **Direct Lending** solutions to sponsored middle market companies	~$1B
	Strategic **Capital Solutions** to syndicated and middle market borrowers who typically have constrained access to traditional capital markets	~$1B
	Structured Credit invests in third party managed US and European CLOs at significant discount to par	
Tactical Allocation	**Tactical Allocation Program** provides customized access to Onex' Diversified Credit Platform	~$23B
Liquid Credit	**Collateralized Loan Obligations** that invest across the broadly syndicated markets in the United States and Europe	
	High Yield, long-only strategy focused primarily on investments in sub-investment grade corporate bonds[3]	
	Senior Credit, long-only senior secured debt strategy focused on broadly syndicated levered loans	
Long-Only & Alt Equity	**Alternative long-short and public long-only** strategies across Canadian, U.S., and International markets	~$1B

Data as of December 31, 2024, unless stated otherwise.

1 Onex investments in Onex Credit are calculated inception to date on a cumulative basis.

2 Credit investment professionals include portfolio management and credit leadership, research analysts, dedicated traders and risk management.

3 Please contact us for past performance of Onex High Yield Bond Fund (Canada), a Canadian public mutual fund with similar strategy.

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
•
Private equity sponsored buyouts that need a true capital solution.
•
To a lesser extent, non-sponsored transactions.

The Adviser seeks to avoid investing in companies with stressed or distressed operations, or companies that exhibit early-stage or venture risk. The Adviser also seeks to avoid investing in companies that it believes face binary risk, including situations where a company has excessive exposure to commodity prices, technology risk, or fashion risk. Furthermore, the Adviser believes it can source and evaluate high-quality opportunities through its origination funnel that covers both sponsor and non-sponsor transactions and the depth of its diligence platform. The Adviser believes that the institutional-scale resources of the full Onex platform leads to differentiated sourcing, deeper underwriting, and superior results.

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
•
Be negotiated directly with borrowers and sponsors.
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

We seek to make investments in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $35 million and $100 million annually, and even though we will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirement to invest at least 70% of its assets in private U.S. companies), we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in high-quality first lien senior secured loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in TRS, which are a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.

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

Researching and Understanding Industries

The Adviser devotes considerable resources to researching and understanding the industries in which it invests. The Adviser’s senior leadership team has dedicated industry vertical coverage, which enables the team to develop deep specialized industry knowledge and extensive relationships with issuers, sponsors, management teams, industry consultants, bulge bracket and boutique investment bankers, lawyers and other private credit professionals. As part of the Onex Corp. franchise, the Adviser has access to over 170 credit and equity professionals with deep industry expertise, in overlapping industry verticals, and can leverage the considerable institutional resources allocated to researching and understanding the industries in which Onex invests across its platforms.13

Onex Corp. generally has strong relationships with major capital markets businesses, and seeks to maintain active dialogue with sponsors and management teams. The Adviser’s deal team leaders commit significant time in sourcing and evaluating investment opportunities within its industries of expertise. This domain expertise, coupled with relevant experience and past successes, makes the Adviser an attractive capital source for sponsors.

The Adviser’s investment approach is built on high industry selectivity, targeting more stable and less capital-intensive industries and avoiding more volatile sectors susceptible to market cyclicality and economic shocks. Over time, this selective approach has yielded default rates and loss rates meaningfully lower than the market average. Onex Credit has had a lower default rate on senior loan strategies (broadly syndicated loans and high yield bonds) than U.S. leveraged loan index in 16 of the last 17 years.14 Since 2008, Onex Credit’s average U.S. annual default rate has been 1/6 of the index: 0.4% Onex senior loans vs 2.6% index default rate. In addition, Onex Credit has invested approximately $3.2 billion across direct lending strategies since 2017, resulting in a low annualized loss rate of 0.12% and zero losses in the Company’s portfolio.15

13 Policies and procedures implemented by Onex from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Onex’s areas of operation or expertise that we draw on for purposes of pursuing attractive investment opportunities.

14 See Note 8 above.

15 See Note 10 above.

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

Deep and Seasoned Origination platform

Onex Credit has consistently invested in its origination platform with responsibilities shared across the business development and investment teams. Today, this sourcing effort is led by industry veterans dedicated to sourcing and business development and executed by Onex Credit’s approximately 45 credit investment professionals who each leverage their relationships to generate deal flow from a variety of deal sources. The efforts of these investment professionals are augmented by, and coordinated with, a dedicated business development and sponsor coverage team and additional resources from the broader Onex franchise. The key value driver within the sourcing process is to identify and develop those relationships in which the investment banker, sponsor, owner and/or management team values Onex Credit’s collaborative approach to solving complex and/or time-sensitive financing needs.

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

The Adviser’s standard due diligence procedures include meetings with the management team and sponsors, and may also include discussions with a combination of competitors, suppliers, customers and industry experts. The deal team also prepares and analyzes detailed financial models and prepares investment memoranda addressing risks and opportunities. Regular internal conversations among both the deal team, the broader team of the Adviser, and our investment committee ensure collaboration and the sharing of best practices and past experiences across Onex.

Combining quantitative and qualitative information derived through due diligence with deep investing experience gained from evaluating thousands of investment opportunities, Onex Credit’s investment professionals judge the likelihood that our management team and sponsor are capable of effectively executing the proposed strategy.

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

The Adviser seeks to understand the market positioning, long-term viability and growth prospects of a company’s products and services. Changes in market share over time can provide insight into the strength of a brand’s product or service versus its competitors. Where appropriate and permitted, the Adviser seeks further insight through customer accounts, competitor accounts and third-party research. If the target company is involved with a retail product or service, customer reviews and our own diligence of the product provide incremental perspectives and input. For specialized products and services, the Adviser may hire outside consultants to help evaluate a company’s market positioning to augment our own research which may include “no-names” research directly with competitors to help determine both the perceived and actual strengths and weaknesses of the target company and its competitors. In many cases, this body of research triggers additional avenues of discussion with management.

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

Enterprise Value / Asset Value

The Adviser’s due diligence and financial modeling process also seeks to understand the true enterprise value and asset value of the business, with particular emphasis on those factors which could lead to operational or return underperformance. In some instances, the Adviser will also assess a company’s asset value and the ability of physical infrastructure and information systems to handle anticipated growth.

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

Leveraging Onex Resources

In addition to its own dedicated finance, operations and legal teams, the Adviser is able to leverage shared resources including Onex’s corporate infrastructure, which provides access to various support functions.

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

Human Resource Capital

We have no employees. Each of our executive officers described herein is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. Services necessary for our business, including sourcing and administration of our investment portfolio, are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. In addition, we reimburse our Adviser for the allocable portion of our Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Investment Advisory Agreement

The Adviser serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser. The Investment Advisory Agreement was initially in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Board who are not parties to the Investment Advisory Agreement or “interested persons” of us, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of our outstanding voting shares or by the vote of the Board or by the Adviser. The Investment Advisory Agreement was approved by our Board.

Effective March 5, 2024, the Prior Adviser assigned the Investment Advisory Agreement to the Adviser, a wholly-owned subsidiary of Onex Corp., pursuant to Rule 2a-6 under the 1940 Act. Accordingly, the Adviser is now the Company’s investment adviser. The Company and the Adviser amended and restated the Investment Advisory Agreement in its entirety to acknowledge such assignment. There will be no change to the fees, nor to the personnel overseeing the provision of investment management services to the Company.

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

Base Management Fee

Prior to July 1, 2023, the base management fee was payable quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. As of July 1, 2023, the base management fee is payable quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the base management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Management fees for any partial quarter are prorated based on the number of days in the quarter.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

A. Subordinated Incentive Fee on Income:

The Subordinated Incentive Fee on Income will be determined and paid quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return Amount (as defined below) in respect of the Trailing Twelve Quarters. For purposes of the Subordinated Incentive Fee on Income calculations, each calendar quarter comprising the relevant Trailing Twelve Quarters that commenced prior to October 1, 2023, shall be known as a “Legacy Fee Quarter” while a calendar quarter that commenced on or after October 1, 2023, shall be known as a “Current Fee Quarter.” The Preferred Return Amount will be determined on a quarterly basis, and will be calculated by multiplying 1.75% by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Preferred Return Amount will be calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions and distributions during the applicable calendar quarter. The amount of the Subordinated Incentive Fee on Income that will be paid to the Adviser for a particular quarter will equal the excess of the Subordinated Incentive Fee on Income so calculated less the aggregate

Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser, in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

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

Administration Agreement

Pursuant to the terms of the Administration Agreement, the Administrator performs (or oversees, or arranges for, the performance of) the administrative and compliance services necessary for our operations, including, but not limited to, maintaining financial records, filing of our tax returns, overseeing the calculation of our NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to our shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others, providing office space, equipment and office services, and such other services as the Administrator, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also conducts our relations with any sub-administrators, custodians, depositories, transfer agents, escrow agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and intermediaries, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable in fulfilling its administrative duties. The Administrator will assist the Adviser when providing on our behalf significant managerial assistance to those portfolio companies that request such assistance.

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

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement was approved by the Board. Each of the Investment Advisory Agreement and the Administration Agreement was initially in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, the Adviser may terminate the Investment Advisory Agreement or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

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

License Agreement

We have entered into a license agreement with Onex Corp. (the “License Agreement”) that grants us a non-exclusive, royalty-free license to use the name “Onex,” “Onex Credit” and the Onex logo. Under the License Agreement, we have a right to use the “Onex” and “Onex Credit” names for so long as our Adviser or one of its affiliates remains our Adviser. Other than with respect to this limited license, we have no legal right to the “Onex,” or “Onex Credit” names. The License Agreement will remain in effect for so long as the Investment Advisory Agreement with our Adviser is in effect.

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

Onex Direct Lending BDC SPV, LLC (“ODL SPV”), a direct wholly-owned subsidiary of ours, as borrower, and us, as equity holder and collateral manager, entered into a Loan and Servicing Agreement dated as of October 4, 2021 (as amended December 27, 2021, March 31, 2022, July 14, 2022, and April 4, 2023, the “SPV Facility”) with Société Générale, as initial lender and agent, and certain financial institutions (the "Lenders"), and U.S. Bank National Association as collateral agent and collateral custodian. Under the SPV Facility, the amount available to ODL SPV to borrow up to $340.0 million. Borrowings under the SPV Facility bore interest at the secured overnight financing rate (“SOFR”) plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). ODL SPV was obligated to pay an unused commitment fee on the unused commitment amount at rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company was also obligated to pay a fee of 0.20% per annum on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility was secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets. The SPV Facility was scheduled to terminate on October 2, 2026, but on October 3, 2024, the ODL SPV terminated and repaid in full the SPV Facility.

On October 3, 2024, ODL SPV and us, solely in our capacity as the transferor and as the servicer, entered into a Loan and Servicing Agreement with Sumitomo Mitsui Banking Corporation (“SMBC”), as initial lender and as the administrative agent and as the collateral agent, and U.S. Bank National Association as account bank and as the collateral custodian (the “SMBC Facility”). The current maximum principal amount of the SMBC Facility is $300.0 million (which consists of $300.0 million of revolving commitments), which may be increased up to a maximum facility amount of $1,500.0 million subject to the requirements set forth in the SMBC Facility, including lender consent. The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ODL SPV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests. The SMBC Facility provides for the ability to draw and redraw revolving loans under the SMBC Facility through October 3, 2027, unless the revolving commitments are terminated sooner in the SMBC Facility. The reinvestment period end date (after which no borrowings may be drawn under the SMBC Facility) and the maturity date under the SMBC Facility are October 3, 2027 and October 3, 2029, respectively, unless otherwise terminated in accordance with its terms. Subject to certain conditions set forth in the SMBC Facility, advances (i) during the reinvestment period will bear interest at SOFR plus a spread of 1.65% or 2.30% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 0.65% or 1.30% per annum with respect to base rate advances and (ii) after the reinvestment period will bear interest at SOFR plus a spread of 2.15% or 2.80% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 1.15% or 1.80% per annum with respect to base rate advances. The SMBC Facility includes customary covenants, including certain financial maintenance covenants, limitation on the activities of ODL SPV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SMBC Facility is secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets.

On September 8, 2022, we entered into an unsecured revolving loan agreement (the “Revolving Onex Loan”) with Onex Credit Finance Corporation, a subsidiary of the ultimate parent entity of the Adviser (the “Onex Entity”), whereby the Onex Entity may advance amounts to us (each such amount, an “Onex Loan”) with a maximum outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. We were required to meet certain requirements, including a leverage ratio threshold, before the Onex Entity was obligated to make a loan to us. The Revolving Onex Loan was intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under an Onex Loan bore interest at SOFR plus a spread of 2.60%.

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

Reporting Obligations. We will furnish to shareholders as soon as practicable after the end of each taxable year and each calendar year such information as is necessary for them to complete U.S. federal and state income tax or information returns, along with any other tax information required by law. We will send to shareholders three quarterly financial reports and investor statement, an annual report and a quarterly statement providing material information regarding the shareholder’s participation in the DRP and an annual statement providing tax information with respect to income earned on shares under the DRP for the calendar year.

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

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Mariel Reilly, mreilly@onex.com.

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

We do not believe that being an emerging growth company will have a significant impact on our business or our public or private offering of shares. As stated above, we have elected to opt into the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and we are subject to the periodic reporting and related requirements of the Exchange Act. We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the DRP. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash. The additional shares received by a shareholder pursuant to the DRP will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account.

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

No loss will be allowed on the sale, exchange or other disposition of shares if the owner acquires (including pursuant to the DRP) or enters into a contract or option to acquire securities that are substantially identical to such shares within 30 days before or after the disposition. In such a case, the basis of the securities acquired will be adjusted to reflect the disallowed loss. Losses realized by a shareholder on the sale, exchange or other disposition of shares held for six months or less are treated as long-term capital losses to the extent of any distribution of long-term capital gain received (or amounts designated as undistributed capital gains) with respect to such shares.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Such information is also available on the SEC’s website at https://www.sec.gov.

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

Risks Related to Our Business and Structure

•
Our Board may change our operating policies, strategies and Declaration of Trust without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
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
•
The ongoing conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.
•
We may face a breach of our cyber security, which could result in adverse consequences to our and our portfolio companies’ operations and exposure of confidential information.
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
•
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and in turn, harm us.

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
•
An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
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

•
An investment in our shares will have limited liquidity.
•
No shareholder approval is required for certain mergers and shareholders may experience dilution. Additionally, investing in our Common Shares involves a high degree of risk and their net asset value (“NAV”) may fluctuate significantly.

Risk Factors

Risks Related to Our Business and Structure

Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Common Shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree.

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

As part of our valuation process, we will take into account relevant factors in determining the fair value of the Company’s investments without market quotes, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

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

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from this offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

We intend to generally fund distributions from operating cash flow in the ordinary course. However, shareholders should understand that we may make distributions from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser and/or the Administrator and that such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such fee or expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our DRP, how quickly we invest the proceeds from this and any future offering and the performance of our investments. To the extent that we borrow to fund distributions, the payment of interest on such borrowings will decrease our NAV, which would also cause the price per share to decrease. Shareholders should also understand that our future repayments to the Adviser or any lender will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or make expense reimbursements, if any.

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

We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Uncertainty and volatility in the financial markets and political systems of the United States, the United Kingdom and other countries may have adverse spill-over effects into the global financial markets generally. Moreover, a recession, slowdown and/or a sustained downturn in the United States or global economy (or any particular segment thereof) will have a pronounced impact on us and could adversely affect our profitability, impede the ability of our portfolio companies to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon portfolio investments on favorable terms and may have an adverse impact on our business and operations. The Adviser may also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry of the United States and/or global economies. Any of the foregoing events could result in substantial or total losses in respect of certain or all portfolio investments, which losses will likely be exacerbated by the presence of leverage in our capital structure. An economic downturn could adversely affect the financial resources of our portfolio companies and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, whereby portfolio companies default under our loans to them, we could lose both invested capital in, and anticipated profits from, the affected portfolio companies. Such marketplace events may also impact the availability and terms of financing for leveraged transactions. Private equity investors have recently been required to finance transactions with a greater proportion of equity relative to prior periods and the terms of debt financing are significantly less flexible for borrowers compared to prior periods. These developments may impair our ability to consummate transactions and may cause us to enter into transactions on less attractive terms than those executed by other Onex funds. In addition, new regulations may be issued in response to economic or political developments that could limit our activities and investment opportunities.

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

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

On October 7, 2023, Hamas (an organization which governs Gaza, and which has been designated as a terrorist organization by the United States, the United Kingdom, the European Union, Australia and other nations), committed a terrorist attack within Israel (the “October 7th Attacks”). As of the date of this Annual Report, Israel and Hamas remain in active armed conflict. The ongoing military conflict between Israel and Hamas, and the recent escalation in Israel’s conflicts with Iran and Lebanon, could have a negative impact on the economy and business activity globally (including in countries in which the Company invests), and therefore could adversely affect our performance. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability to achieve its investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendor or certain other parties have material operations or assets in the Middle East, or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the October 7th Attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future.

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

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations that prevent us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. the Company’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject us to fines, penalties, and adverse legal and reputational consequences.

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

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which have a negative impact on our and our portfolio companies’ businesses and operations.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics. Recurrence of COVID-19 outbreaks, including any new and potentially more dangerous virus variants, could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of other more strict measures to combat outbreaks. Another pandemic could disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

We may face a breach of our cyber security, which could result in adverse consequences to our and our portfolio companies’ operations and exposure of confidential information.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The Adviser and its affiliates’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other services providers. Recent geopolitical tensions could have increased the scale and sophistication deliberate cyber security attacks, particularly those from nation-states or from entities with nation-state backing.

The increased use of mobile and cloud technologies in a remote working environment introduces risks such as unauthorized access, data breaches, and loss of sensitive information. Mobile devices may be vulnerable to theft, unauthorized viewing of data, or malware, while cloud services pose risks related to data loss, third-party access, and compliance with security standards. These challenges are further amplified by the need for secure remote access and robust data handling practices.

Onex mitigates these risks through a comprehensive strategy focused on encryption, access control, and proactive monitoring. Mobile devices are managed via Mobile Device Management solutions and full-disk encryption, while access to company resources requires two-factor authentication. Cloud and third-party services undergo rigorous evaluation to ensure compliance with security standards, and access is segmented using VLANs and firewalls. Data loss prevention tools monitor for unauthorized data transmissions, and all Protected and Confidential information is encrypted both in transit and at rest. Employees are trained at least annually on security best practices, while regular incident response testing and encrypted backups further strengthen Onex's risk mitigation efforts. These measures ensure secure operations in a distributed working environment while safeguarding Onex's critical data.

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

Failure or alleged failure to comply with applicable data protection and privacy laws and regulations could subject us to ongoing costs and, in some cases, fines and reputational harm.

We and the Adviser and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Act (2021 Revision), and the California Consumer Privacy Act of 2018, as amended, are recent examples of such laws, and we anticipate new privacy and data protection laws and regulations will be passed in other jurisdictions in the future. For example, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us and create new rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to our operations, and reputational damage. Obligations to which we are subject impose compliance costs and risks of penalties, which could increase as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to develop, it could be more difficult and/or more costly for us to collect, store, use, transmit and process personal information.

The costs of monitoring, interpreting and, where applicable, complying with global data protection and privacy laws and regulations could have a material adverse effect on the business, results of the operations and financial condition of us and of our portfolio companies. The continued development of these laws and regulations and their interpretations could increase compliance costs, restrict our ability to offer services in certain locations, require changes to business practices, result in negative publicity or significant costs or penalties associated with litigation and/or regulatory action, all of which could adversely affect our business, financial conditions and results of operations, including affecting investment returns.

While we, the Adviser and its affiliates take reasonable efforts to comply with data protection and privacy laws and regulations, it is possible that we will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws, and there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident, alleged non-compliance with applicable data protection and privacy laws or regulations, or other claim that an individual’s privacy rights have been violated. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in large judgments and settlements.

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

Certain of our portfolio companies are in industries that have been, or may be, impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and may in the future continue to raise, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our ability to access funds or other assets, make any required payments under debt or other contractual obligations, pay distributions or pursue key strategic initiations and/or borrow from financial institutions on favorable terms, or at all. In the event a portfolio company, or potential portfolio company, has a commercial relationship with a bank that has failed or is otherwise distressed, such portfolio company may experience delays or other issues in meeting certain obligations or consummating transactions. Additionally, if a portfolio company’s sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Bank failure(s) or distress could also impact the ability of the Company and portfolio companies to access hedging, loan servicing, monitoring, compliance (including compliance with anti-money laundering and related laws and regulations), administration, intermediation or other services, either permanently or for an extended period of time. Our and our portfolio companies’ ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.

Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us, our portfolio companies or our respective financial performance.

We may invest in transactions on an expedited basis

Investment analyses and decisions by the Company may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Company at the time of making an investment decision may be limited, and the Company may not have access to detailed information regarding the underlying asset. Therefore, no assurance can be given that the Company will have knowledge of all circumstances that may adversely affect an investment. In addition, the Company expects to rely upon certain independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants, and we may incur liability as a result of such consultants’ actions.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

As a result of the 2024 U.S. election, the Republican Party currently controls the executive branch of government. Significant changes to U.S. trade policy may occur as a result of the administration change, including the United States re-entering, withdrawing from or renegotiate various trade agreements or other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology, or Machine Learning Technology, including OpenAI’s release of its ChatGPT application, pose risks to us and our portfolio investments. While the Company may utilize Machine Learning Technology in connection with its business activities, including investment activities, the Company intends to periodically evaluate and/or adjust internal policies governing use of Machine Learning Technology by its personnel. Notwithstanding any such policies, the Company’s personnel, portfolio managers, senior executives, industry specialists and other associated persons or any affiliates of the Company could, unbeknownst to the Company, utilize Machine Learning Technology in contravention of such policies. We could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to the Company, also use Machine Learning Technology in their business activities. the Company will not be in a position to control the use of Machine Learning Technology in third-party products or services, including those provided by the Company’s and its affiliates service providers.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information (including material non-public information)-either by third parties in contravention of non-disclosure agreements, or by the Company personnel or the aforementioned Company advisors and affiliates in contravention of the Company’s policies, contractual or other obligations or restrictions to which any of the foregoing or any of their affiliates or representatives are subject, or otherwise in violation of applicable laws or regulations relating to treatment of confidential and/or personally identifiable information (including material non-public information) - into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error - potentially materially so - and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that we, or our portfolio investments are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could have adverse impacts on us, or our portfolio investments. Conversely, to the extent competitors of the Company and its portfolio companies utilize Machine Learning Technology more extensively than us, there is a possibility that such competitors will gain a competitive advantage.

Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

We are subject to risks related to corporate social responsibility.

Businesses, including ours, face increasing public scrutiny related to environmental, social and governance, or ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, certain major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If the Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

The time and resources that individuals employed by Onex Credit devote to us may be diverted and we may face additional competition due to the fact that individuals employed by Onex Credit are not prohibited from raising capital for or managing other investment entities that make the same types of investments that we target.

The Adviser and individuals employed by Onex Credit are generally not prohibited from raising capital for or managing other investment entities that make the same types of investments that we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

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

We do not own the Onex name, but we are permitted to use it as part of our corporate name pursuant to the License Agreement for so long as our Adviser or one of its affiliates remains our investment adviser. Use of the Onex name by other parties or the termination of the License Agreement may harm our business.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our Common Shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with public companies. In order to determine that we are not selling Common Shares below their then-current NAV, we are required to determine the NAV of its shares within 48 hours prior to the sale of its shares. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if our Board, including our independent Trustees, determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Common Shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase, if any, in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to the incentive fee based on income.

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

Delays in investing the net proceeds of our offerings may impair our performance. We cannot assure you that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net proceeds of our offerings primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

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

Because our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company’s profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

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

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our DRP will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our DRP may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. Our Board may elect, without shareholder approval, to: (1) sell additional shares in future offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares in the future, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

As an externally managed closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our executive officers under the oversight of our Board of Trustees. Our executive officers are senior professionals of Onex Credit and each of the Adviser and Administrator is a subsidiary of Onex Corp. As such, we are reliant on Onex Corp. for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Onex Corp. has provided to us regarding its cybersecurity program that are relevant to us.

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

For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Onex Corp. and its affiliates in managing these risks, see “Item 1A. Risk Factors— Risks Related to Our Business and Structure—We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information” in this Annual Report on Form 10-K.

Cybersecurity Governance

Onex Corp. has a dedicated cybersecurity team, led by the Managing Director – Enterprise Technology Services, who works closely with senior management, including Onex Corp.’s Chief Financial Officer, to develop and advance the firm’s cybersecurity strategy, which applies to us.

The Managing Director – Enterprise Technology and Manager, Cybersecurity has extensive experience in technology and cybersecurity, respectively. The cybersecurity team of Onex Corp. is responsible for all aspects of cyber security across Onex.

The Managing Director – Enterprise Technology has 18 years of IT experience across financial services, healthcare and manufacturing industries in Canada including as the VP Financial Crimes and Enterprise Risk Technology at CIBC that provided cybersecurity platforms and services to protect the bank. Reporting to the Managing Director – Enterprise Technology, is the Manager, Cybersecurity who has over 15 years of experience in cybersecurity including Incident Readiness and Response, Strategy, GRC, Vulnerability and Threat Management, Business Continuity, Disaster Recovery. The Manager, Cybersecurity holds the CISSP (Certified Information Systems Security Professional) designation, has a BSc in Business Information Systems, and a Cybersecurity Bootcamp Certification from the University of Toronto. Reporting to the Manager, Cybersecurity is an IT Security Analyst who has over 5 years of experience in cybersecurity, including Digital Forensics, Identity and Access Management, Third-Party Risk Management. The IT Security Analyst also has a BSc in Forensic Science, an MSc in Information Security and Digital Forensics, and is currently pursuing a PHD in Information Systems and Design.

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

Impact of Cybersecurity Risks

In 2024, we did not experience a material cybersecurity incident. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Risks Related to Our Business and Structure— We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.”

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 930 Sylvan Avenue, Englewood Cliffs, NJ 07632 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Holders

As of March 3, 2025, there were eight holders of record of our Common Shares.

Distributions

On March 5, 2025, the Board declared a distribution of $0.55 per share for shareholders of record on March 5, 2025, payable on March 20, 2025. We currently intend to distribute distributions to our shareholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

The following table summarizes the unregistered common shares of beneficial interest, par value $0.001, sold to investors, including feeder vehicles:

Date of Unregistered Sale	Amount of Common Shares	Consideration
January 3, 2022 (number of shares finalized on January 24, 2022)	2,514,909	$62,973,318
April 1, 2022 (number of shares finalized on April 21, 2022)	864,352	21,600,167
July 5, 2022 (number of shares finalized on July 22, 2022)	519,027	12,809,581
October 3, 2022 (number of shares finalized on October 24, 2022)	246,090	6,036,592
January 3, 2023 (number of shares finalized on January 23, 2023)	44,339	1,088,965
April 3, 2023 (number of shares finalized on April 24, 2023)	18,186	445,000
July 3, 2023 (number of shares finalized on July 24, 2023)	630,841	15,525,000
September 1, 2023 (number of shares finalized on September 29, 2023)	6,869	169,043
October 2, 2023 (number of shares finalized on October 20, 2023)	38,744	950,000
January 2, 2024 (number of shares finalized on January 19, 2024)	21,853	532,335
April 1, 2024 (number of shares finalized on April 19, 2024)	158,415	3,859,000
October 1, 2024 (number of shares finalized on October 18, 2024)	1,280,956	30,000,000
December 2, 2024 (number of shares finalized on December 16, 2024)	300,429	7,000,000

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of December 31, 2024 and 2023, the total amount of non-qualifying assets to total assets was approximately 9.1% and 5.8%, respectively.

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

On August 25, 2021, we formed a wholly-owned blocker entity, Onex Direct Lending BDC Blocker LLC (formerly known as Onex Falcon Direct Lending BDC Blocker LLC), which holds certain of our portfolio equity investments. On September 21, 2021, we formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Direct Lending BDC SPV, LLC (formerly known as Onex Falcon Direct Lending BDC SPV, LLC), which holds certain of our portfolio loan investments that are used as collateral for the debt financing facility with Société Générale. On December 13, 2022, we formed a wholly-owned entity, Connect America OFDL BDC Holdings, LLC, which holds certain of our portfolio equity investments.

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

Portfolio and Investment Activity

As of December 31, 2024, we had investments in 50 portfolio companies with an aggregate fair value of $517.9 million. As of December 31, 2024 and 2023, the total amount of non-qualifying assets to total assets was approximately 9.1% and 5.8%, respectively.

Our investment activity for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
Investments made in portfolio companies	$209,662,485	$108,266,876
Investments repayments	(218,187,175)	(81,295,385)
Net investment activity	$(8,524,690)	$26,971,491
Portfolio companies at beginning of year	30	28
Number of investments in new portfolio companies	31	5
Number of exited portfolio companies	11	3
Portfolio companies at end of year	50	30
Percentage of investment commitments at floating rates	98.9%	100.0%
Percentage of investment commitments at fixed rates	1.1%	—
Weighted average contractual interest rate of investments based on par	10.46%	12.11%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.6%	Business Services	19.3%
Medallia, Inc.	4.9%	High Tech Industries	18.9%
BCDI Meteor Acquisition, LLC	4.7%	Healthcare & Pharmaceuticals	16.7%
MMS Bidco LLC	4.7%	Consumer Goods: Durable	8.9%
Hy Cite Enterprises, LLC	4.2%	Insurance	6.6%
APT Opco, LLC	4.1%	Consumer Goods: Non-durable	5.0%
Keystone Purchaser, LLC	4.0%	Transportation: Cargo	4.7%
S4T Holdings Corp.	3.9%	Sovereign & Public Finance	3.9%
Wellful Inc.	3.4%	Construction & Building	2.6%
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	3.4%	Beverage, Food & Tobacco	2.6%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2023:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.5%	Healthcare & Pharmaceuticals	17.8%
Hy Cite Enterprises, LLC	5.0%	High Tech Industries	17.1%
MIS Acquisition, LLC	4.7%	Business Services	16.4%
Connect America.com, LLC	4.7%	Consumer Goods: Durable	9.6%
Medallia, Inc.	4.7%	Consumer Goods: Non-durable	7.9%
MMS Bidco LLC	4.6%	Sovereign & Public Finance	6.2%
BCDI Meteor Acquisition, LLC	4.6%	Insurance	5.5%
SailPoint Technologies Holdings Inc.	4.3%	Transportation: Cargo	3.8%
Montana Buyer Inc.	4.1%	Automotive	3.6%
APT Opco, LLC	4.0%	Beverage, Food & Tobacco	3.2%

The industry composition of our portfolio at fair value at December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Aerospace & Defense	0.2%	—%
Automotive	1.0%	3.6%
Beverage, Food & Tobacco	2.6%	3.2%
Business Services	19.3%	16.4%
Chemicals	1.5%	—%
Construction & Building	2.6%	2.5%
Consumer Goods: Durable	8.9%	9.6%
Consumer Goods: Non-durable	5.0%	7.9%
Consumer Services	1.8%	1.6%
Containers, Packaging & Glass	— (1)	—%
Financial Services	2.3%	—%
Forest Products & Paper	2.1%	2.0%
Healthcare & Pharmaceuticals	16.7%	17.8%
High Tech Industries	18.9%	17.1%
Insurance	6.6%	5.5%
Sovereign & Public Finance	3.9%	6.2%
Transportation: Cargo	4.7%	3.8%
Wholesale	1.9%	2.8%
Total Investments	100.0%	100.0%
(1)
Represents less than 0.1%

As of December 31, 2024 and 2023, our investments consisted of the following:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$521,570,752	$511,948,518	$532,378,544	$526,032,489
Equity	9,748,921	5,961,599	9,585,173	7,033,311
Total Investments	$531,319,673	$517,910,117	$541,963,717	$533,065,800

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$501,553,914	96.8%	$533,065,800	100.0%
Non-accrual	16,356,203	3.2%	—	0.0%
Total Investments	$517,910,117	100.0%	$533,065,800	100.0%

Results of Operations

For information regarding results of operations for the year ended December 31, 2022, see our Form 10-K for the year ended December 31, 2023.

Our operating results for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Total investment income	$61,484,481	$66,639,937
Net expenses before excise tax	30,420,275	34,595,214
Net investment income before excise tax	31,064,206	32,044,723
Excise tax expense	107,614	—
Net investment income after excise tax	30,956,592	32,044,723
Net realized and unrealized gain (loss)	(11,214,757)	(2,254,796)
Net increase in net assets resulting from operations	$19,741,835	$29,789,927
Net investment income per common share—basic and diluted	$2.87	$2.72
Net increase in net assets resulting from operations per common share—basic and diluted	$1.83	$2.53

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

Investment income for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Interest income	$57,676,285	$64,203,156
Payment-in-kind interest income	2,532,202	1,556,095
Other income	1,275,994	880,686
Total investment income	$61,484,481	$66,639,937
Weighted average contractual interest rate on performing interest bearing investments	10.37%	12.11%
Weighted average contractual interest rate on all interest bearing investments	10.46%	12.11%

For the years ended December 31, 2024 and 2023, we have generated interest income, including PIK, of $60.2 million and $65.8 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income increased primarily as a result of the increase in the size of our portfolio and increase in the weighted average yield of our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par for the year ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Average position size of portfolio (in millions)	$8.8	$12.0
Weighted average contractual interest rate of investments based on par	10.46%	12.11%

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

Expenses

Expenses for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Management fee	$3,191,062	$5,037,244
Incentive fee	3,104,694	6,010,349
Administration fee	728,000	1,112,000
Professional fees	1,404,543	1,454,636
Trustees’ fees	175,708	177,167
Interest and credit facility expense	20,529,727	20,622,950
Other general and administrative expense	786,541	1,080,868
Total Expenses	29,920,275	35,495,214
Reimbursement of expense support to Prior Adviser	500,000	—
Incentive fee waiver	—	(900,000)
Net Expenses	$30,420,275	$34,595,214

Total expenses, including reimbursement of expense support to the Prior Adviser, were $30.4 million and $35.5 million for the years ended December 31, 2024 and 2023, respectively. Prior to July 1, 2023, we paid our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. As of July 1, 2023, we pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SPV Facility and SMBC Facility is based on the average debt outstanding. Interest expense increased primarily due to the increase in average principal amount of debt outstanding and weighted average interest rate as a result of the increase in SOFR.

For the years ended December 31, 2024 and 2023, we reimbursed the Prior Adviser for expense support received in connection with the Expense Support Agreement of $0.5 million and $0.0 million, respectively, and the Prior Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

For the years ended December 31, 2024 and 2023, the Adviser voluntarily waived incentive fees totaling $0.0 million and $0.9 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $218.2 million and $81.3 million during the years ended December 31, 2024 and 2023, from which we realized net gains (losses) totaling $(6.7) million and $0.8 million, respectively. We recognized gains or losses on partial principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Sales, repayments or exits of investments	$218,187,175	$81,295,385
Net realized gains (losses) on investments:
Gross realized gains	$2,843,097	$1,515,644
Gross realized losses	(9,546,215)	(733,780)
Net realized gains (losses) on investments	$(6,703,118)	$781,864

The net realized loss on investments for the year ended December 31, 2024 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	$219,987
BCP V Everise Acquisition LLC	298,343
CommScope, LLC	228,325
Connect America.com	199,911
Crash Champions Intermediate, LLC	515,255
IMB Midco LLC (formerly, WSP Midco LLC)	(3,162,435)
Level 3 Financing	126,662
Kelso Industries LLC	317,799
Montana Buyer Inc.	214,727
Project Cloud Holdings, LLC	178,245
Wellful Inc.	(6,339,800)
Other	499,863
Net realized gain (loss) on investments	$(6,703,118)

The net realized gain on investments for the year ended December 31, 2023 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Atlas Intermediate III, L.L.C.	$66,028
BCP V Everise Acquisition LLC	466,308
IEC Corporation	515,387
KeyData Associates Inc. (1)	(636,139)
Other, net	370,280
Net realized gain (loss) on investments	$781,864
(1)
Includes realized loss on foreign currency of $0.7 million.

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Unrealized appreciation	$5,427,215	$6,632,337
Unrealized depreciation	(9,938,854)	(9,668,997)
Net change in unrealized appreciation (depreciation) on investments	$(4,511,639)	$(3,036,660)

For the year ended December 31, 2024, the net change in unrealized depreciation on investments totaled $4.5 million. The fair value of our debt investments as a percentage of principal decreased from 97.2% as of December 31, 2023 to 95.9% as of December 31, 2024, driven by changes in portfolio company fundamentals and performance of the syndicated loan market.

For the year ended December 31, 2023, the net change in unrealized depreciation on investments totaled $3.0 million. The fair value of our debt investments decreased due to volatility in part by rising rates and inflation, partially offset by continued spread tightening in the credit markets driven primarily by a strong recovery in economic activity.

The net change in unrealized appreciation (depreciation) on investments amounts include the impact of transferring unrealized appreciation (depreciation) to net realized gains (losses) due to sale and paydown activity.

The changes in net unrealized appreciation and depreciation on investments for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
Portfolio Company	2024	2023
Accession Risk Management Group, Inc.	$40,959	$—
AIT Worldwide Logistics Holdings, Inc.	49,194	—
Amplity Parent, Inc.	(3,859,635)	(3,444,951)
AmSpec Parent, LLC	24,999	—
Apryse Software Corp	(208,424)	19,487
APT Opco, LLC	26,471	532,355
Asurion, LLC	74,813	—
Atlas Intermediate III, L.L.C.	—	129,316
Axiom Global Inc.	40,190	—
BCDI Meteor Acquisition, LLC	(251,176)	216,212
BCP V Everise Acquisition LLC	185,249	(5,585)
BCPE North Star US Holdco 2, Inc.	5,299	—
Bullhorn, Inc.	114,151	131,121
Burgess Point Purchaser Corporation	(359,615)	—
Celerion Buyer, Inc.	(261,427)	383,559
Chromalloy Corporation	15,935	—
Commscope, LLC	211,623	—
Connect America.com, LLC	16,779	640,664
CoolSys, Inc.	(114,929)	—
Cornerstone OnDemand, Inc.	(473,713)	—
Crash Champions Intermediate, LLC	(495,791)	334,808
DTI Holdco, Inc.	22,138	—
The Edelman Financial Engines Center, LLC	25,245	—
Ellucian Holdings Inc.	102,723	—
Foundation Risk Partners, Corp.	8,834	543,645
GS AcquisitionCo, Inc.	109,437	339,052
Hexion Holdings Corporation	20,349	—
Hy Cite Enterprises, LLC	(222,961)	480,937
IEC Corporation	—	171,739
IMB Midco LLC	(1,537,476)	(3,953,381)
Jackson Paper Manufacturing Company	(45,857)	50,219
Kelso Industries LLC	7,955	(7,955)
KeyData Associates Inc.	(189,605)	933,348
Keystone Purchaser, LLC	239,114	(275,305)
Medallia, Inc.	(875,728)	269,700
MH Sub I, LLC (Micro Holding Corp.)	24,847	—
Milestone Technologies, Inc.	(718,198)	(61,409)
MIS Acquisition, LLC	180,316	(12,252)
MMS Bidco LLC	(38,216)	242,786
Montana Buyer Inc.	(131,647)	291,174
Nielsen Consumer Inc.	70,644	—
ONBE, Inc.	24,996	—
OneZero Financial Systems, LLC	(2,273)	—
Pansophic Learning Ltd.	(45,116)	(125,899)
Plaskolite PPC Intermediate II LLC	(40,095)	—
Project Alpha Intermediate Holding, Inc.	70,142	—
Project Cloud Holdings, LLC	262,850	(21,842)
S4T Holdings Corp.	67,685	285,343
SailPoint Technologies Holdings Inc.	150,262	594,720
Spark DSO, LLC	(66,972)	42,152
Steele Solutions, Inc.	40,678	(373,867)
Teneo Holdings LLC	119,210	—
The Ultimus Group Midco, LLC	85,817	—
Valcour Packaging, LLC	4,550	—
Wellful Inc.	2,857,326	(347,559)
Zips Car Wash, LLC	126,435	(1,038,992)
Net change in unrealized appreciation (depreciation) on investments	$(4,511,639)	$(3,036,660)

During the years ended December 31, 2024 and 2023, we recognized net unrealized gains (losses) on foreign currency of $(0.1) million and $0.7 million, respectively.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2024, the net increase in net assets resulting from operations was $19.7 million or $1.83 per share. For the year ended December 31, 2023, the net increase in net assets resulting from operations was $29.8 million or $2.53 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of December 31, 2024, our asset coverage ratio was 205.4%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of December 31, 2024, we had $23.6 million in cash and cash equivalents on hand, plus $51.0 million and $80.0 million available to us under our borrowing facilities with SMBC and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the short term and for the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the year ended December 31, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
September 30, 2024	—	—
December 31, 2024	1,581,385	37,000,000
	1,761,653	$41,391,335

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

The following table presents the share repurchases completed during the year ended December 31, 2024:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
April 15, 2024	May 10, 2024	531,022	$24.36	314,031	—
July 15, 2024	August 9, 2024	525,744	$23.98	223,570	—
October 11, 2024	November 8, 2024	722,113	$23.42	695,492	—
				1,910,232

The following table presents the share repurchases completed during the year ended December 31, 2023:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 13, 2023	February 10, 2023	622,786	$24.56	418,189	—
April 17, 2023	May 12, 2023	613,037	$24.47	549,357	—
July 17, 2023	August 11, 2023	1,786,378	$24.61	1,515,317	—
October 13, 2023	November 9, 2023	560,843	$24.52	292,023	—
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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our DRP for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
August 7, 2024	August 13, 2024	September 19, 2024	0.68	6,998,094	24,587
November 6, 2024	November 12, 2024	December 19, 2024	0.67	7,303,916	19,969
			$2.82	$29,743,979	174,023

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2024 and 2023, our asset coverage ratio was 205.4% and 203.7%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2024:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$249,000,000	$—	$—	$249,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$249,000,000	$—	$—	$249,000,000	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2023:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SPV Facility	$263,000,000	$—	$263,000,000	$—	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$263,000,000	$—	$263,000,000	$—	$—

The weighted average interest rate on aggregate principal amount outstanding was 7.2% and 7.1% as of December 31, 2024 and 2023, respectively.

The ratio of total principal amount of debt outstanding to net assets as of December 31, 2024 was 0.95:1.00 compared to 0.96:1.00 as of December 31, 2023.

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

SMBC Facility

On October 3, 2024, ODL SPV and us, solely in our capacity as the transferor and as the servicer, entered into the SMBC Facility with SMBC, as initial lender and as the administrative agent and as the collateral agent, and U.S. Bank National Association as account bank and as the collateral custodian. The current maximum principal amount of the SMBC Facility is $300.0 million (which consists of $300.0 million of revolving commitments), which may be increased up to a maximum facility amount of $1,500.0 million subject to the requirements set forth in the SMBC Facility, including lender consent. The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ODL SPV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests. The SMBC Facility provides for the ability to draw and redraw revolving loans under the SMBC Facility through October 3, 2027, unless the revolving commitments are terminated sooner in the SMBC Facility. The reinvestment period end date (after which no borrowings may be drawn under the SMBC Facility) and the maturity date under the SMBC Facility are October 3, 2027 and October 3, 2029, respectively, unless otherwise terminated in accordance with its terms. Subject to certain conditions set forth in the SMBC Facility, advances (i) during the reinvestment period will bear interest at SOFR plus a spread of 1.65% or 2.30% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 0.65% or 1.30% per annum with respect to base rate advances and (ii) after the reinvestment period will bear interest at SOFR plus a spread of 2.15% or 2.80% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 1.15% or 1.80% per annum with respect to base rate advances. The SMBC Facility includes customary covenants, including certain financial maintenance covenants, limitation on the activities of ODL SPV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SMBC Facility is secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets.

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

As of December 31, 2024 and 2023, we had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$11,734,864	$3,926,790
Unfunded revolver obligations	13,819,371	15,736,196
	$25,554,235	$19,662,986

Recent Developments

On January 2, 2025, we issued, in connection with our private placement of our common shares, 151,338 common shares for an aggregate amount of $3.5 million.

On February 7, 2025, we repurchased common shares in connection with our tender offer as follows:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 1, 2025	February 7, 2025	561,088	$23.39	575,562	—

(1)
All repurchase requests were satisfied in full.

On March 5, 2025, the Board declared a quarterly dividend of $0.55 per share for the Company's shareholders of record as of March 5, 2025, payable on March 20, 2025.

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

The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

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

Investments for which market quotes are readily available are typically valued at the average bid and ask prices of such market quotes, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotes, we will utilize a number of factors to determine if the quotes are representative of fair value, including the source and number of the quotes. Debt and equity securities for which market quotes are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process, which includes input from management and independent valuation firms that have been engaged to assist in the valuation of portfolio investments without readily available market quotes. Accordingly, such investments go through our multi-step valuation process as described below. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotes), unless such valuation, in the judgment of the Adviser, does not represent fair value.

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by Onex Credit's investment professionals that are responsible for the portfolio investment;
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

When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotes to the most recent market quotation. For securities without reliable market quotes, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2024 and 2023, 99% and 100%, respectively, of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR, PRIME, or FFR, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2024 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$15,052,165	$7,470,000	$7,582,165
Up 200 Basis Points	10,034,776	4,980,000	5,054,776
Up 100 Basis Points	5,017,388	2,490,000	2,527,388
Down 100 Basis Points	(5,017,388)	(2,490,000)	(2,527,388)
Down 200 Basis Points	(10,034,776)	(4,980,000)	(5,054,776)
Down 300 Basis points	(14,955,314)	(7,470,000)	(7,485,314)

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

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Onex Direct Lending BDC Fund

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Onex Direct Lending BDC Fund and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the financial highlights for the years ended December 31, 2024, 2023, 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for the years ended December 31, 2024, 2023, 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Boston, MA
March 7, 2025

We have served as the Company's auditor since 2021.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $531,319,673 and $541,963,717, respectively)	$517,910,117	$533,065,800
Cash and cash equivalents	23,631,682	9,813,406
Restricted cash	667,501	2,742,185
Interest and other receivables	8,289,523	4,275,291
Receivable for investments sold	7,990,278	—
Deferred financing costs (net of $131,476 and $2,040,130 in amortized expenses, respectively)	2,536,024	843,014
Prepaid expenses	266,057	222,390
Total Assets	561,291,182	550,962,086
Liabilities:
Credit facility (Note 5)	249,000,000	263,000,000
Payable for investments purchased	39,386,337	8,100,000
Management fee payable (Note 3)	830,616	864,947
Incentive fee payable (Note 3)	1,037,239	960,462
Administration fee payable (Note 3)	1,054,592	910,036
Interest payable	4,055,888	3,654,305
Accrued expenses and other liabilities	3,419,449	771,027
Total Liabilities	298,784,121	278,260,777
Commitments and Contingencies (Note 10)	—	—
Net Assets	$262,507,061	$272,701,309
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 11,221,763 and 11,196,319 shares issued and outstanding, respectively)	$11,223	$11,198
Additional paid-in capital	281,147,301	280,591,727
Accumulated distributable earnings (losses)	(18,651,463)	(7,901,616)
Net Assets	$262,507,061	$272,701,309
Net Asset Value Per Share	$23.39	$24.36

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$57,676,285	$64,203,156	$34,692,176
Payment-in-kind interest income	2,532,202	1,556,095	1,878,423
Other income	1,275,994	880,686	1,747,428
Total Investment Income	61,484,481	66,639,937	38,318,027
Expenses:
Management fee	3,191,062	5,037,244	5,383,193
Incentive fee	3,104,694	6,010,349	1,725,588
Administration fee	728,000	1,112,000	1,139,325
Organizational and offering costs (Note 2)	—	—	95,093
Professional fees	1,404,543	1,454,636	1,101,460
Trustees’ fees	175,708	177,167	179,447
Interest and credit facility expense	20,529,727	20,622,950	6,920,661
Other general and administrative expense	786,541	1,080,868	847,352
Total Expenses before Excise Tax	29,920,275	35,495,214	17,392,119
Incentive fee waiver	—	(900,000)	—
Reimbursement of expense support to Prior Adviser	500,000	—	—
Net Expenses before Excise Tax	30,420,275	34,595,214	17,392,119
Net Investment Income (Loss) before Excise Tax	31,064,206	32,044,723	20,925,908
Excise tax expense	107,614	—	—
Net Investment Income (Loss) after Excise Tax	30,956,592	32,044,723	20,925,908
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	(6,703,118)	781,864	839,046
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(4,511,639)	(3,036,660)	(5,604,979)
Net realized and unrealized gain (loss)	(11,214,757)	(2,254,796)	(4,765,933)
Net Increase (Decrease) in Net Assets Resulting from Operations	$19,741,835	$29,789,927	$16,159,975
Net investment income (loss) per common share —Basic and Diluted	$2.87	$2.72	$1.84
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$1.83	$2.53	$1.42
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	10,787,035	11,778,339	11,392,989
The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

	Common Shares			Total Distributable
	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2021	7,772,200	$7,772	$194,861,143	$(237,373)	$194,631,542
Net investment income (loss)				20,925,908	20,925,908
Net realized gain (loss) on investments				839,046	839,046
Net change in unrealized appreciation (depreciation) on investments				(5,604,979)	(5,604,979)
Issuance of common shares	4,144,379	4,144	103,415,515		103,419,659
Distributions to shareholders				(21,640,954)	(21,640,954)
Shares issued in connection with dividend reinvestment plan	539,144	540	13,342,017		13,342,557
Balance as of December 31, 2022	12,455,723	12,456	311,618,675	(5,718,352)	305,912,779
Net investment income (loss)				32,044,723	32,044,723
Net realized gain (loss) on investments				781,864	781,864
Net change in unrealized appreciation (depreciation) on investments				(3,036,660)	(3,036,660)
Issuance of common shares	738,979	739	18,177,269		18,178,008
Redemption of common shares	(2,774,886)	(2,774)	(68,163,078)		(68,165,852)
Distributions to shareholders				(32,068,284)	(32,068,284)
Shares issued in connection with dividend reinvestment plan	776,503	777	19,053,954		19,054,731
Tax reclassification of net assets			(95,093)	95,093	—
Balance as of December 31, 2023	11,196,319	11,198	280,591,727	(7,901,616)	272,701,309
Net investment income (loss)				30,956,592	30,956,592
Net realized gain (loss) on investments				(6,703,118)	(6,703,118)
Net change in unrealized appreciation (depreciation) on investments				(4,511,639)	(4,511,639)
Issuance of common shares	1,761,653	1,761	41,389,574		41,391,335
Redemption of common shares	(1,910,232)	(1,910)	(45,792,621)		(45,794,531)
Distributions to shareholders				(29,743,979)	(29,743,979)
Shares issued in connection with dividend reinvestment plan	174,023	174	4,210,918		4,211,092
Tax reclassification of net assets			747,703	(747,703)	—
Balance as of December 31, 2024	11,221,763	$11,223	$281,147,301	$(18,651,463)	$262,507,061

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$19,741,835	$29,789,927	$16,159,975
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	6,703,118	(781,864)	(839,046)
Net change in unrealized (appreciation) depreciation on investments	4,511,639	3,036,660	5,604,979
Net accretion of discount on investments	(2,051,562)	(1,850,417)	(1,451,317)
Amortization of deferred financing costs	974,490	1,111,667	834,681
Amortization of deferred offering costs	—	—	95,093
Payment-in-kind interest income	(2,532,202)	(1,556,095)	(1,878,423)
Purchases and drawdowns of investments	(209,662,485)	(108,266,876)	(338,843,134)
Sales and repayments of investments	218,187,175	81,295,385	73,264,521
(Increase) decrease in operating assets:
Interest and other receivables	(4,014,232)	5,893,201	(8,279,813)
Receivable for investments sold	(7,990,278)	—	—
Prepaid expenses	(43,667)	(47,315)	(16,367)
Increase (decrease) in operating liabilities:
Management fee payable	(34,331)	(764,716)	868,030
Incentive fee payable	76,777	(765,126)	1,725,588
Administration fee payable	144,556	(389,980)	(709,664)
Interest payable	401,583	1,987,328	1,512,453
Payable for investments purchased	31,286,337	8,100,000	(14,893,750)
Accrued expenses and other liabilities	2,648,422	334,130	356,347
Net cash provided by (used in) operating activities	58,347,175	17,125,909	(266,489,847)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	41,391,335	18,178,008	103,419,659
Redemption of common shares	(45,794,531)	(68,165,852)	—
Distributions to shareholders	(25,532,887)	(13,013,553)	(8,298,397)
Borrowings on credit facility	112,800,000	81,500,000	304,000,000
Payments on credit facility	(126,800,000)	(29,500,000)	(210,000,000)
Financing costs paid	(2,667,500)	—	(1,576,980)
Net cash provided by (used in) financing activities	(46,603,583)	(11,001,397)	187,544,282
Net increase (decrease) in cash and cash equivalents	11,743,592	6,124,512	(78,945,565)
Cash and cash equivalents and restricted cash, beginning of year	12,555,591	6,431,079	85,376,644
Cash and cash equivalents and restricted cash, end of year	$24,299,183	$12,555,591	$6,431,079

Supplemental and Non-Cash Information
Cash paid for interest	$19,153,654	$17,523,955	$4,573,527
Reinvestments of distributions	$4,211,092	$19,054,731	$13,342,557

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$23,631,682	$9,813,406	$6,395,756
Restricted cash	667,501	2,742,185	35,323
Total cash and cash equivalents and restricted cash	$24,299,183	$12,555,591	$6,431,079

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (19)	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Aerospace & Defense
Chromalloy Corporation	Term Loan	3M SOFR + 3.75%	—	8.35%	11/18/2024	3/27/2031	809,854	$795,944	$811,879	0.3%	(5) (12)
Total Aerospace & Defense								795,944	811,879	0.3%
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.68%	11/25/2024	7/25/2029	5,984,733	5,727,651	5,368,036	2.0%	(5) (12)
Total Automotive								5,727,651	5,368,036	2.0%
Beverage, Food & Tobacco
BCPE North Star US Holdco 2, Inc.	Initial Term Loan (First Lien)	1M SOFR +4.00%	0.75%	8.47%	12/11/2024	6/9/2028	1,246,780	1,197,532	1,202,831	0.5%	(12)
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.25%	1.00%	10.71%	6/5/2023	3/31/2029	11,104,645	10,863,637	11,104,645	4.2%	(5) (15)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.25%	1.00%	10.71%	6/5/2023	3/31/2028	1,159,322	1,159,322	1,159,322	0.4%	(8) (13) (15)
Total Beverage, Food & Tobacco								13,220,491	13,466,798	5.1%
Business Services
AmSpec Parent, LLC	Delayed Draw Term Loan	3M SOFR + 4.25%	—	—	12/20/2024	12/20/2031	—	(1,333)	2,000	0.0%	(7) (8) (11) (12) (13)
AmSpec Parent, LLC	Term Loan B	3M SOFR +4.25%	—	8.58%	12/12/2024	12/11/2031	1,733,333	1,724,667	1,746,333	0.7%	(12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.75%	0.75%	9.44%	8/1/2024	10/2/2028	14,925,000	14,784,813	14,825,003	5.6%	(5)
BCP V Everise Acquisition LLC	Term B Loan (First Lien)	3M SOFR + 6.00%	—	10.57%	12/14/2023	12/14/2029	4,240,203	3,864,145	4,049,394	1.5%	(5) (12)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	0.75%	9.42%	5/1/2024	8/11/2028	11,998,248	11,843,217	11,728,288	4.5%	(5) (9) (12)
DTI Holdco, Inc.	Initial Term Loan (First Lien)	1M SOFR + 4.75%	—	9.11%	7/17/2024	4/26/2029	1,989,822	1,986,338	2,008,476	0.8%	(5) (12)
MH Sub I, LLC (Micro Holding Corp.)	2023 May Incremental Term Loan (First Lien)	1M SOFR + 4.25%	—	8.61%	12/4/2024	5/3/2028	1,500,000	1,488,868	1,502,475	0.6%	(5) (12)
MH Sub I, LLC (Micro Holding Corp.)	Term Loan B4	1M SOFR + 4.25%	—	8.61%	12/11/2024	12/31/2031	4,000,000	3,960,000	3,971,240	1.5%	(12)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.75%	1.00%	11.23%	12/7/2022	12/7/2028	13,036,973	12,847,919	12,622,397	4.8%	(5)
Milestone Technologies, Inc.	First Amendment Term Loan	3M SOFR + 6.75%	1.00%	11.23%	1/3/2024	12/7/2028	1,320,200	1,291,447	1,278,217	0.5%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.75%	1.00%	11.23%	12/7/2022	12/7/2028	568,966	548,635	519,621	0.2%	(8) (13)
MIS Acquisition, LLC	Initial Term Loan	3M SOFR + 6.25%	1.00%	10.77%	11/16/2023	11/17/2028	14,758,067	14,395,293	14,551,455	5.5%	(5) (15)
MIS Acquisition, LLC	Revolving Loan	3M SOFR + 6.25%	1.00%	—	11/16/2023	11/17/2028	—	(26,809)	(14,907)	0.0%	(7) (8) (11) (13) (15)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 5.00%	0.75%	9.36%	7/22/2022	7/22/2029	8,926,105	8,794,507	8,926,105	3.4%	(5)
Montana Buyer Inc.	Revolving Loan	PRIME + 4.00%	0.75%	10.35%	7/22/2022	7/22/2028	176,289	164,114	176,289	0.1%	(8) (13)
Nielsen Consumer Inc.	Ninth Amendment Dollar Refinancing Term Loan	1M SOFR + 4.75%	0.50%	9.11%	6/18/2024	3/6/2028	5,735,625	5,722,337	5,792,981	2.2%	(5) (10) (12)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.86%	7/25/2024	7/25/2031	5,000,000	4,903,004	4,928,000	1.9%	(5)
Teneo Holdings LLC	Initial Term Loan	3M SOFR + 4.75%	1.00%	9.11%	10/18/2024	3/13/2031	9,226,759	9,203,692	9,322,902	3.6%	(12)
Total Business Services								97,494,854	97,936,269	37.3%
Chemicals
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	8.45%	12/19/2024	3/15/2029	2,992,500	2,977,538	2,997,887	1.1%	(5) (12)
Plaskolite PPC Intermediate II LLC	2021-1 Refinancing Term Loan (First Lien)	3M SOFR + 4.00%	0.00%	8.78%	8/20/2024	12/15/2025	4,974,160	4,871,248	4,831,153	1.8%	(5) (12)

Total Chemicals								7,848,786	7,829,040	3.0%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 7.25%	0.50%	11.82%	3/18/2022	3/18/2027	13,740,484	13,596,079	13,449,186	5.1%	(5)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 7.25%	0.50%	—	3/18/2022	3/18/2027	—	(17,087)	(41,032)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,578,992	13,408,154	5.1%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.43%	12/29/2022	6/29/2028	24,562,500	24,123,322	24,149,850	9.2%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	12.75%	11/12/2021	11/10/2026	22,010,056	21,734,031	22,010,056	8.4%	(5)
Total Consumer Goods: Durable								45,857,353	46,159,906	17.6%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.5%	1.75%	9.83%	10/11/2024	10/11/2029	4,993,750	4,993,750	4,993,750	1.9%	(5)
Wellful Inc.	Tranche A Term Loan	1M SOFR + 5.00%	1.00%	9.48%	12/31/2024	4/19/2030	7,478,362	7,478,362	7,515,753	2.9%	(5) (12)
Wellful Inc.	Tranche B Term Loan	1M SOFR + 6.25%	1.00%	10.72%	12/19/2024	10/19/2030	12,523,156	9,090,108	10,018,525	3.8%	(5) (12)
Total Consumer Goods: Non-durable								21,562,220	22,528,028	8.6%
Consumer Services
Zips Car Wash, LLC (20)	Delayed Draw Term Loan	3M SOFR + 7.25%	1.00%	11.91% PIK	7/13/2022	12/31/2024	9,971,903	9,922,838	9,112,325	3.5%	(5) (13)
Total Consumer Services								9,922,838	9,112,325	3.5%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	3M SOFR + 5.25%	1.00%	9.73%	10/17/2024	10/4/2028	234,521	237,398	241,948	0.1%	(12)
Total Containers, Packaging & Glass								237,398	241,948	0.1%
Financial Services
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.0%	0.75%	9.59%	10/7/2024	10/7/2031	1,923,077	1,904,296	1,903,846	0.7%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.0%	0.75%	—	10/7/2024	10/7/2031	—	(1,623)	(3,365)	0.0%	(7) (8) (11) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.0%	0.75%	—	10/7/2024	10/7/2031	—	(2,323)	(2,404)	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	9.61%	5/23/2024	10/6/2028	2,000,000	1,995,385	2,020,630	0.8%	(5) (12)
The Ultimus Group Midco, LLC	Term Loan	3M SOFR + 5.25%	0.75%	9.68%	3/7/2024	3/7/2031	7,952,623	7,879,083	7,952,623	3.0%	(5)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	3M SOFR + 5.25%	0.75%	—	3/7/2024	3/7/2031	—	(5,261)	—	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	Revolving Loan	3M SOFR + 5.25%	0.75%	—	3/7/2024	3/7/2030	—	(7,016)	—	0.0%	(7) (8) (11) (13)
Total Financial Services								11,762,541	11,871,330	4.5%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 7.25%	1.00%	11.90%	10/1/2021	8/26/2026	10,982,963	10,882,245	10,702,898	4.1%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(10,089)	(34,000)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,872,156	10,668,898	4.1%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	3M SOFR + 8.50%	1.00%	13.11% (4.50% PIK)	2/4/2022	1/31/2027	21,459,821	21,290,635	14,300,824	5.4%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	3M SOFR + 8.50%	1.00%	13.11% (4.50% PIK)	2/4/2022	1/31/2027	1,480,028	1,464,216	737,090	0.3%	(8) (13) (17)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.50%	1.00%	11.09%	12/28/2021	12/28/2026	19,630,952	19,445,471	19,572,060	7.5%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	11.15%	12/28/2021	12/28/2026	1,520,536	1,511,779	1,515,974	0.6%	(5) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +5.00%	0.75%	9.53%	11/7/2022	11/5/2029	9,974,555	9,801,046	9,889,771	3.8%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +5.00%	0.75%	—	11/7/2022	11/5/2029	—	(37,445)	(19,565)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +5.00%	0.75%	—	11/7/2022	11/3/2028	—	(18,436)	(9,783)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.80%	6/30/2022	6/30/2029	24,437,500	24,146,420	24,437,500	9.3%	(5)

Spark DSO, LLC	First Lien Term Loan	3M SOFR + 7.75%	1.00%	12.49% (5.75% PIK)	2/9/2022	4/20/2026	15,669,493	15,615,183	15,525,333	5.9%	(5)
Spark DSO, LLC	Revolver	3M SOFR + 7.75%	1.00%	12.49% (5.75% PIK)	2/9/2022	4/20/2026	605,373	599,619	588,123	0.2%	(8) (13)
Total Healthcare & Pharmaceuticals								93,818,488	86,537,327	33.0%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2024 Refinancing Term Loan	3M SOFR + 5.00%	1.00%	9.59%	7/25/2024	7/15/2027	17,610,003	17,610,003	17,610,003	6.7%	(5) (10)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	9.36%	11/10/2021	10/1/2029	14,678,370	14,664,545	14,656,352	5.6%	(5) (10)
Commscope, LLC	Initial Term Loan	1M SOFR + 5.50%	2.00%	9.86%	10/30/2024	12/17/2029	11,791,123	11,749,056	11,960,679	4.6%	(5) (10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	8.22%	6/4/2024	10/16/2028	5,954,082	5,731,167	5,257,454	2.0%	(5) (12)
Ellucian Holdings Inc.	Second Lien Term Loan	1M SOFR + 4.75%	—	9.11%	12/17/2024	11/22/2032	4,250,000	4,239,375	4,342,098	1.7%	(5) (12)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.50%	0.75%	10.85% (4.00% PIK)	10/29/2021	10/29/2028	26,464,681	26,192,667	25,464,316	9.7%	(5)
Project Alpha Intermediate Holding, Inc.	Incremental Second Lien Term Loan	1M SOFR + 5.00%	0.50%	—	11/21/2024	—	3,300,000	3,283,500	3,353,642	1.3%	(12) (21)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.00%	0.75%	10.52%	8/16/2022	8/16/2029	15,124,559	14,895,811	15,124,559	5.8%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.00%	0.75%	—	8/16/2022	8/16/2028	—	(22,646)	—	0.0%	(7) (8) (11) (13)
Total High Tech Industries								98,343,478	97,769,103	37.2%
Insurance
Accession Risk Management Group, Inc.	Term Loan	3M SOFR + 4.75%	0.75%	9.33%	10/30/2024	11/1/2029	1,359,094	1,352,402	1,358,278	0.5%	(9)
Accession Risk Management Group, Inc.	2024 Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	—	8/15/2024	11/1/2029	—	(35,631)	(4,583)	0.0%	(7) (8) (11) (13)
Accession Risk Management Group, Inc.	Supplemental Revolving Loan	3M SOFR + 4.75%	0.75%	—	8/15/2024	11/1/2029	—	(4,635)	(600)	0.0%	(7) (8) (11) (13)
Asurion, LLC	New B-12 Term Loan (First Lien)	1M SOFR + 4.25%	—	8.61%	9/13/2024	9/19/2030	3,990,000	3,910,200	3,985,013	1.5%	(12)
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 5.25%	0.75%	9.58%	3/8/2023	10/29/2030	19,644,034	19,196,906	19,644,034	7.5%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 5.25%	0.75%	9.58%	3/8/2023	10/29/2030	9,180,511	9,075,160	9,180,511	3.5%	(5) (13)
Total Insurance								33,494,402	34,162,653	13.0%
Sovereign & Public Finance
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	10.47%	12/27/2021	12/28/2026	14,990,909	14,869,500	14,981,914	5.7%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	10.47%	12/27/2021	12/28/2026	4,477,545	4,463,164	4,474,859	1.7%	(5) (13)
Total Sovereign & Public Finance								19,332,664	19,456,773	7.4%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Add-on Term Loan B	3M SOFR + 4.75%	0.75%	9.28%	11/14/2024	4/8/2030	3,750,000	3,732,437	3,781,631	1.4%	(5) (12)
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	10.44%	2/1/2022	5/7/2027	20,868,547	20,616,233	20,570,127	7.8%	(5)
Total Transportation: Cargo								24,348,670	24,351,758	9.3%
Wholesale
IMB Midco LLC (formerly, WSP Midco LLC)	Term Loan A	3M SOFR + 5.00%		9.74% (4.00% PIK)	5/20/2024	4/27/2028	9,985,979	8,279,272	9,000,363	3.4%	(5)
IMB Midco LLC (formerly, WSP Midco LLC)	Term Loan B	8.00%		8.00% PIK	5/20/2024	4/27/2028	6,131,575	5,076,798	1,318,289	0.5%	(5) (17)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(4,244)	(50,359)	0.0%	(7) (8) (11) (13)
Total Wholesale								13,351,826	10,268,293	3.9%

Total Debt Investments								521,570,752	511,948,518	195.0%
Equity (18)
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	984,272	0.4%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,060,206	0.4%	(10)
Total Business Services								2,479,662	2,044,478	0.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	3,361,434	1.3%	(14)

Total Consumer Goods: Non-durable					3,131,511	3,361,434	1.3%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units	12/27/2021	N/A	200	200,000	498,246	0.2%
Total Sovereign & Public Finance					200,000	498,246	0.2%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units	10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units	5/15/2023	N/A	374	374,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series Z Units	5/20/2024	N/A	164	163,748	57,441	0.0%	(6)
Total Wholesale					3,937,748	57,441	0.0%
Total Equity					9,748,921	5,961,599	2.3%
Total Non-controlled/Non-affiliated investments					$531,319,673	517,910,117	197.3%	(16)
Liabilities in Excess of Other Assets						(255,403,056)	-97.3%
Total Net Assets						$262,507,061	100.0%
(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of December 31, 2024, the 1-Month SOFR or “1M SOFR” was 4.33%, the 3-Month SOFR or “3M SOFR” was 4.31%, the 6-Month SOFR or “6M SOFR” was 4.25%,and the Federal Funds Rate or “FFR” was 4.33%.
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
(5)
Security, or a portion thereof, is transferred to Onex Direct Lending BDC SPV LLC, a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the SMBC debt facility and are not available to creditors of the Company.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 9.1% of total assets as of December 31, 2024.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of December 31, 2024, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$9,000,000	$1,362,500	$—	$7,637,500
Accession Risk Management Group, Inc.	Revolver	1,000,000	—		1,000,000
Amplity Parent, Inc.	Revolver	2,227,032	1,480,028	—	747,004
Amspec Parent	Delayed Draw Term Loan	266,667	—	—	266,667
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	1,547,619	3,214,286	—
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	9,306,818	9,306,818	—	—
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	568,966	—	982,758
MIS Acquisition, LLC	Revolver	1,866,667	—	801,871	1,064,796
Montana Buyer Inc.	Revolver	2,450,000	176,289	1,421,647	852,064
OneZero Financial Systems, LLC	Delayed Draw Term Loan	336,538	—	—	336,538
OneZero Financial Systems, LLC	Revolver	240,385	—	—	240,385
Project Cloud Holdings, LLC	Revolver	1,220,338	1,159,322	—	61,016
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	4,545,455	—	—
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	605,373	625,000	1,269,627
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,192,369	—	—	1,192,369
The Ultimus Group Midco, LLC	Revolver	794,913	—	—	794,913
IMB Midco LLC (formerly, WSP Midco LLC)	Revolver	850,365	—	340,146	510,219
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	15,234,375	—
		$77,709,555	$30,517,995	$21,637,325	$25,554,235
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See “Note 3. Related Party Transactions.”
(16)
As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $534,671,035, resulting in gross unrealized appreciation and depreciation of $5,857,269 and $22,618,187, respectively.
(17)
Loan was on non-accrual status as of December 31, 2024.
(18)
Investment is non-income producing.
(19)
Totals may not sum due to rounding.
(20)
As of December 31, 2024, the Company and other lenders are in negotiations with Zips Car Wash, LLC to restructure the loan.
(21)
Represents a term loan with delayed settlement. This security does not earn interest while it is unsettled. The maturity date will be determined at the settlement of the trade.

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

Onex Direct Lending BDC Fund

Notes to Consolidated Financial Statements

Note 1. Organization

Onex Direct Lending BDC Fund (formerly known as Onex Falcon Direct Lending BDC Fund) (the “Company,” “we,” “us,” or “our”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. These consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the years presented herein. The Company is considered an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies.

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

Segments

In accordance with U.S. GAAP guidance on segment reporting, the Company has determined that its operations comprise a single reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

The Company operates through a single operating and reporting segment with an investment objective to generate current income while preserving capital and, to a lesser extent, capital appreciation through debt and equity investments. The chief executive officer of the Company acts as the Company’s chief operating decision maker (“CODM”). The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase or decrease in net assets resulting from operations. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses on investments are calculated using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting year, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are recognized.

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

Investments for which market quotes are readily available are typically valued at the average bid and ask prices of such market quotes, which are generally obtained from independent pricing services, broker-dealers or market makers. To validate market quotes, the Company will utilize a number of factors to determine if the quotes are representative of fair value, including the source and number of the quotes. Debt and equity securities for which market quotes are not readily available or are deemed not to represent fair value, are valued at fair value as determined in good faith by the Adviser, in accordance with a valuation policy approved by the Board and a consistently applied valuation process, which includes input from management and independent valuation firms that have been engaged to assist in the valuation of portfolio investments without readily available market quotes. Accordingly, such investments go through the Company’s multi-step valuation process as described below. Investments purchased within the quarter before the valuation date may each be valued at cost, unless such valuation, in the judgment of the Adviser, does not represent fair value.

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by Onex Credit's investment professionals that are responsible for the portfolio investment;
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

When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotes to the most recent market quotation. For securities without reliable market quotes, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated in the same manner, with further adjustments to reflect the dilutive effect of common share equivalents outstanding.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the CODM. ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023 - 09, Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures and requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact to its consolidated financial statements.

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

For the year ended December 31, 2024, 2023 and 2022, the Company incurred administrative fees of $0.7 million, $1.1 million, and $1.1 million, respectively.

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

The Investment Advisory Agreement was initially in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

On August 7, 2024, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described herein, the Investment Advisory Agreement will remain in effect until August 7, 2025.

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and a performance-based incentive fee.

Prior to July 1, 2023, the base management fee was payable quarterly in arrears at an annual rate of 1.25% of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. As of July 1, 2023, the base management fee is payable quarterly in arrears at an annual rate of 1.25% of the Company’s net assets as of the end of the most recently completed calendar quarter; provided that the base management fee shall not be greater than 1.25% of the Company’s total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter.

For the year ended December 31, 2024, 2023 and 2022, management fees were $3.2 million, $5.0 million, and $5.4 million, respectively.

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

For the year ended December 31, 2024, 2023, and 2022, incentive fees were $3.1 million, $6.0 million, and $1.7 million, respectively, of which the Adviser voluntarily waived $0.9 million for the year ended December 31, 2023.

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

Following any calendar quarter in which Available Operating Funds exceed the cumulative distributions paid to the Company’s shareholders in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating funds”), the Company shall pay such Excess Operating Funds, or a portion thereof in accordance with the stipulation below, as applicable, to the Adviser until such time as all Expense Payments made by the Prior Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed or waived. Any payments required to be made by the Company pursuant to the preceding sentence are referred to herein as a “Reimbursement Payment.”

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
(2)
The Prior Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

For the year ended December 31, 2024, the Company reimbursed $0.5 million to the Prior Adviser and the Prior Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

Shares held by Affiliated Accounts

As of December 31, 2024 and 2023, certain entities affiliated with the Company held shares of the Company. As of December 31, 2024 and 2023, the Adviser and its affiliate held an aggregate of 1,890,547 (includes shares held by Convex Re Limited, a Bermuda corporation, which is indirectly controlled by Onex Corporation) and 653,383 shares, approximately 16.8% and 5.8% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$521,570,752	$511,948,518	$532,378,544	$526,032,489
Equity	9,748,921	5,961,599	9,585,173	7,033,311
Total Investments	$531,319,673	$517,910,117	$541,963,717	$533,065,800

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2024 and 2023, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Aerospace & Defense	$811,879	0.2%	$—	—%
Automotive	5,368,036	1.0%	19,279,402	3.6%
Beverage, Food & Tobacco	13,466,798	2.6%	16,823,761	3.2%
Business Services	99,980,747	19.3%	87,305,356	16.4%
Chemicals	7,829,040	1.5%	—	—%
Construction & Building	13,408,154	2.6%	13,446,800	2.5%
Consumer Goods: Durable	46,159,906	8.9%	51,235,893	9.6%
Consumer Goods: Non-durable	25,889,462	5.0%	42,071,990	7.9%
Consumer Services	9,112,325	1.8%	8,699,485	1.6%
Containers, Packaging & Glass	241,948	— (1)	—	—%
Financial Services	11,871,330	2.3%	—	—%
Forest Products & Paper	10,668,898	2.1%	10,917,405	2.0%
Healthcare & Pharmaceuticals	86,537,327	16.7%	94,446,748	17.8%
High Tech Industries	97,769,103	18.9%	90,843,387	17.1%
Insurance	34,162,653	6.6%	29,096,663	5.5%
Sovereign & Public Finance	19,955,019	3.9%	33,027,815	6.2%
Transportation: Cargo	24,351,758	4.7%	20,504,652	3.8%
Wholesale	10,325,734	1.9%	15,366,443	2.8%
Total Investments	$517,910,117	100.0%	$533,065,800	100.0%
(3)
Represents less than 0.1%.

	December 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
United States	$516,849,911	99.8%	$531,815,989	99.8%
Canada	1,060,206	0.2%	1,249,811	0.2%
Total Investments	$517,910,117	100.0%	$533,065,800	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$107,813,248	$404,135,270	$511,948,518
Equity	—	—	5,961,599	5,961,599
Total Investments	$—	$107,813,248	$410,096,869	$517,910,117

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$16,921,875	$509,110,614	$526,032,489
Equity	—	—	7,033,311	7,033,311
Total Investments	$—	$16,921,875	$516,143,925	$533,065,800

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2024	$509,110,614	$7,033,311	$516,143,925
Purchases and drawdowns of investments	74,279,837	163,747	74,443,584
Proceeds from principal pre-payments and sales of investments	(168,341,289)	—	(168,341,289)
Payment-in-kind	2,491,931	—	2,491,931
Net accretion of discount on investments	1,890,290	—	1,890,290
Net change in unrealized appreciation (depreciation) on investments	(6,172,115)	(1,235,459)	(7,407,574)
Net realized gain (loss) on investments	(1,023,998)	—	(1,023,998)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	(8,100,000)	—	(8,100,000)
Balance as of December 31, 2024	$404,135,270	$5,961,599	$410,096,869
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(8,064,383)	$(1,235,459)	$(9,299,842)
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

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2024 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$327,406,701	Discounted cash flow	Discount rate	4.8% - 9.2% (6.3%)	Decrease
	49,361,964	Yield analysis	Market yield	10.3% - 13.3% (12.3%)	Decrease
	25,468,528	Enterprise value waterfall	EBITDA multiple	9.8x - 13.1x (12.3x)	Increase
	1,898,077	Recent transactions	Transaction price	N/A	N/A
Equity	5,961,599	Enterprise value waterfall	EBITDA multiple	8.6x - 14.6x (12.2x)	Increase
	$410,096,869

As of December 31, 2024, the valuation method used for certain investments classified as “Consumer Services,” “Healthcare & Pharmaceuticals” and “Wholesale” amounting to $25.5 million changed from the discounted cash flow or yield analysis valuation method to the enterprise value waterfall valuation method. The change was due to changing market conditions and is intended to more accurately reflect the go forward performance of such investments.

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

Debt obligations consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SMBC Facility	$300,000,000	$249,000,000	$—	$—
SPV Facility	—	—	340,000,000	263,000,000
Revolving OCF II Loan	80,000,000	—	80,000,000	—
	$380,000,000	$249,000,000	$420,000,000	$263,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the year ended December 31, 2024, 2023, and 2022, the components of interest expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Interest expense	$19,555,237	$19,511,283	$6,085,980
Amortization of deferred financing costs	974,490	1,111,667	834,681
Total interest and credit facility expense	$20,529,727	$20,622,950	$6,920,661
Average debt outstanding	$249,457,221	$249,411,202	$116,377,049
Weighted average interest rate	7.2%	7.1%	5.2%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
September 30, 2024	—	—
December 31, 2024	1,581,385	37,000,000
	1,761,653	$41,391,335

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
September 30, 2023	637,710	15,694,043
December 31, 2023	38,744	950,000
	738,979	18,178,008

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2022:

Period Ended	Shares Issued	Proceeds Received
March 31, 2022	2,514,909	$62,973,318
June 30, 2022	864,352	21,600,168
September 30, 2022	519,027	12,809,581
December 31, 2022	246,091	6,036,592
	4,144,379	$103,419,659

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

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
August 7, 2024	August 13, 2024	September 19, 2024	0.68	6,998,094	24,587
November 6, 2024	November 12, 2024	December 19, 2024	0.67	7,303,916	19,969
			$2.82	$29,743,979	174,023

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
August 9, 2023	August 15, 2023	September 21, 2023	0.70	7,717,295	185,275
November 8, 2023	November 8, 2023	December 21, 2023	0.77	8,441,950	190,654
December 7, 2023	December 7, 2023	December 21, 2023	0.17	1,863,807	42,092
			$2.82	$32,068,284	776,503

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 29, 2022	March 29, 2022	April 29, 2022	$0.34	$3,497,617	—
May 12, 2022	May 12, 2022	June 24, 2022	0.39	4,380,471	191,613
August 11, 2022	August 15, 2022	September 28, 2022	0.56	6,642,777	167,824
November 16, 2022	November 16, 2022	December 21, 2022	0.58	7,120,089	179,707
			$1.87	$21,640,954	539,144

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

The following table presents the share repurchases completed during the year ended December 31, 2024:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 12, 2024	February 9, 2024	736,400	$24.36	677,139	—
April 15, 2024	May 10, 2024	531,022	$24.36	314,031	—
July 15, 2024	August 9, 2024	525,744	$23.98	223,570	—
October 11, 2024	November 8, 2024	722,113	$23.42	695,492	—
				1,910,232

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

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Net increase in net assets resulting from operations	$19,741,835	$29,789,927	$16,159,975
Weighted average common shares outstanding—basic and diluted	10,787,035	11,778,339	11,392,989
Net increase in net assets resulting from operations per common share—basic and diluted	$1.83	$2.53	$1.42

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

Book and tax basis differences relating to shareholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For the year ended December 31, 2024, the Company decreased total distributable earnings by $747,703 and increased capital in excess of par value by $747,703. For the year ended December 31, 2023, the Company increased total distributable earnings by $95,093 and decreased capital in excess of par value by $95,093. The Company had no such reclassifications for the year ended December 31, 2022.

The following table reconciles increase in net assets resulting from operations to taxable income for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Increase in net assets resulting from operations	$19,741,835	$29,789,927	$16,159,975
Adjustments:
Net change in unrealized depreciation on investments	4,511,639	3,036,660	5,604,979
Other expenses not currently deductible	3,351,362	—	—
Other book-tax differences	2,604,053	95,093	—
Taxable income	$30,208,889	$32,921,680	$21,764,954

The tax character of distributions paid during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Ordinary income	$29,743,979	$32,068,284	$21,640,954
Capital gains	—	—	—
Total distributions paid	$29,743,979	$32,068,284	$21,640,954

As of December 31, 2024, 2023, and 2022, the components of distributable earnings on a tax basis were as follows:

	Year Ended December 31,
	2024	2023	2022
Undistributed net investment income	$1,461,212	$996,302	$142,906
Other accumulated gains (losses)	(3,351,757)	—	—
Other expenses not currently deductible	—	—	—
Net tax unrealized appreciation (depreciation)	(16,760,918)	(8,897,918)	(5,861,258)
Total distributable earnings (deficit)	$(18,651,463)	$(7,901,616)	$(5,718,352)

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2024, capital loss carryforward was $3,351,757. As of December 31 2023 and 2022, the Company had no capital loss carryforwards.

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of December 31, 2024 and 2023, there was deferred tax assets of $0.8 million and $0.6 million, offset by valuation allowances of $0.8 million and $0.6 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

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

Note 9. Financial Highlights

The following is a schedule of financial highlights for the year or period ended December 31, 2024, 2023, 2022 and 2021:

	Year Ended December 31,			Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2024	2023	2022
Per share data:
Net asset value, beginning of period	$24.36	$24.56	$25.04	$25.00
Results of operations:
Net investment income (loss) (1)	2.87	2.72	1.84	0.30
Net realized and unrealized gain (loss) (6)	(1.02)	(0.10)	(0.45)	0.01
Net increase (decrease) in net assets resulting from operations (1)	1.85	2.62	1.39	0.31
Shareholder distributions: (2)
Distributions from net investment income	(2.82)	(2.82)	(1.87)	(0.27)
Net decrease in net assets resulting from shareholder distributions	(2.82)	(2.82)	(1.87)	(0.27)
Net asset value, end of period	$23.39	$24.36	$24.56	$25.04
Shares outstanding, end of period	11,221,763	11,196,319	12,455,723	7,772,200
Total return based on net asset value (3)	7.9%	11.1%	5.7%	1.2%
Ratio/Supplemental Data:
Net assets, end of period	$262,507,061	$272,701,309	$305,912,779	$194,631,542
Ratio of net investment income (loss) after excise tax to average net assets (4)	12.06%	10.98%	8.03%	3.05%
Ratio of total expenses after excise tax to average net assets (4)	11.70%	12.16%	6.68%	4.24%
Ratio of net expenses after excise tax to average net assets (4)	11.89%	11.85%	6.68%	1.36%
Average debt outstanding	$249,457,221	$249,411,202	$116,377,049	$11,197,826
Portfolio turnover	41%	16%	20%	8%
Total amount of senior securities outstanding	$249,000,000	$263,000,000	$211,000,000	$117,000,000
Asset coverage per unit (5)	$2,054	$2,037	$2,450	$2,664
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
(4)
The computation of average net assets during the year or period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses and waivers, such as organization and offering costs and reimbursement of expense support to the Prior Adviser, is annualized. Net expenses include reimbursement of expense support to the Prior Adviser or incentive fee waiver from the Adviser for the year ended December 31, 2024 and 2023.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2024, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2024 and 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2024	December 31, 2023
Unfunded delayed draw term loan commitments	$11,734,864	$3,926,790
Unfunded revolver obligations	13,819,371	15,736,196
	$25,554,235	$19,662,986

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 11. Senior Securities Asset Coverage

Information about the Company's senior securities is shown in the table below for the year ended December 31, 2024, 2023 and 2022:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2024	249,000,000	2,054	—	N/A
December 31, 2023	263,000,000	2,037	—	N/A
December 31, 2022	211,000,000	2,450	—	N/A
(1)
Total amount of each class of senior securities outstanding at the end of the year presented.
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

On January 2, 2025, the Company, in connection with its private placement of the Company's common shares, issued 151,338 common shares for an aggregate amount of $3.5 million.

On February 7, 2025, we repurchased common shares in connection with our tender offer as follows:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 1, 2025	February 7, 2025	561,088	$23.39	575,562	—

(1)
All repurchase requests were satisfied in full.

On March 5, 2025, the Board declared a quarterly dividend of $0.55 per share for the Company's shareholders of record as of March 5, 2025, payable on March 20, 2025.

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

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and 2023. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting as of December 31, 2024 and 2023.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2024, pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On March 5, 2025, the Board appointed Mariel Reilly, born in 1992, as Chief Compliance Officer of the Company, effective March 5, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance.

Board of Trustees

The following sets forth certain information regarding the Board of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Trustee During the Past 5 Years
Interested Trustee
Ronnie Jaber, 43	President, Chief Executive Officer, Chairperson of the Board	Trustee since 2023	Head of Onex Credit. Previously, Mr. Jaber was Co-Head of Carlyle Structured Credit, Managing Director and Portfolio Manager in Global Credit.	None.
Independent Trustee
Kelly Marshall, 59	Trustee	Trustee since 2021	Executive Vice President of Strategic Partnerships at Ontario Municipal Employee Retirement System from 2017 to 2020.	Granite REIT; Power Sustainable LIOS; Pomerleau Capital and Borea Renewable Contruction; and Empire Corporation
Henry van Dyke, 64	Trustee	Trustee since 2021	Senior Adviser at Sodali & Co from 2024 to present. Executive Vice Chairman at Sodali & Co from 2020 to 2024.	None.
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

Interested Trustee

Ronnie H. Jaber is the President and Chief Executive Officer of the Company and Chairperson of the Board. Mr. Jaber is Head of Onex Credit. He is responsible for strategic and growth initiatives and overall management of the business. He also oversees liquid, opportunistic and CLOs / structured credit strategies as well as cross-platform managed accounts. Prior to joining Onex Credit, Mr. Jaber spent over 11 years at The Carlyle Group where he was Co-Head of Carlyle Structured Credit, Managing Director and Portfolio Manager in Global Credit. In this capacity, Mr. Jaber was responsible for Structured Credit investment activity globally, Opportunistic Credit managed accounts and for shaping internal market/macro strategy. Prior to joining Carlyle, Mr. Jaber oversaw the structured loan business at Morgan Stanley globally. Prior to that, he was responsible for high-yield structured credit trading and worked on a proprietary trading desk at Bank of America. Mr. Jaber earned a B.S. in engineering from Cornell University.

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

Henry van Dyke, Independent Trustee of the Company, became an Independent Trustee of the Company at its inception in 2021. Mr. van Dyke has served as Senior Advisor at Sodali & Co since 2024 and was Executive Vice Chairman from 2020 to 2024, where he has focused on business development, cross-border integration and profile management and where he has overseen the global mergers and acquisitions and activism advisory services group. Mr. van Dyke has also served as Managing Director at Pickwick Capital since 2021, where he has focused on providing mergers and acquisitions advice. From 2019 to 2020, Mr. van Dyke served as a Senior Advisor at Sodali & Co. Prior to his work at Sodali & Co., Mr. van Dyke founded Teneo Capital, an advisory services-focused investment bank and registered broker-dealer, where he served as Chief Executive Officer from 2011 to 2018 and then as Senior Advisor in 2019. Mr. van Dyke was Managing Director and Head of several groups during his tenure at Bank of America from 2006 to 2009. Mr. van Dyke began his career at Morgan Stanley in 1982, where he ultimately was a Managing Director, Head of the Financial Sponsors M&A Group and Co-Head of the U.S. Financial Sponsors Group upon his departure in 2006. Mr. van Dyke received a Bachelor of Arts in Economics and Engineering & Applied Science from Yale University and a Master of Business Administration from Harvard University.

Information about Executive Officers Who Are Not Trustees

The following sets forth certain information regarding the executive officers who are not trustees of the Company.

Name, Address, and Age(1)	Position(s) Held with Company(2)	Principal Occupation(s) During Past 5 Years
Albert Siu, 50	Chief Financial Officer and Treasurer

Chief Financial Officer and Treasurer of the Company since December 2024 and Chief Accounting Officer of the Company since March 2023. Mr. Siu served as Interim Chief Financial Officer and Treasurer of the Company from September 2024 to December 2024. Vice President, Finance at Onex Credit. Previously, Mr. Siu was Chief Accounting Office of Mount Logan Capital, Inc. since 2022 and Controller at BC Partners, Inc. since 2018.

Zachary Drozd, 39	General Counsel

General Counsel of the Company since March 2024 and General Counsel of Onex Credit. Mr. Drozd served as Chief Compliance Officer of the Company from March 2023 to March 2025 and Chief Compliance Officer of Onex Credit from April 2023 to January 2025. Previously, Mr. Drozd practiced law at Proskauer Rose LLP, with an emphasis on the representation of private investment fund sponsors.

Mariel Reilly, 32	Secretary and Chief Compliance Officer

Secretary of the Company since March 2024 and Chief Compliance Officer of the Company since March 2025. Ms. Reilly is Associate General Counsel and Chief Compliance Officer of Onex Credit. Previously, Ms. Reilly practiced law at Proskauer Rose LLP, with an emphasis on the representation of private investment funds in connection with the acquisition and disposition of large portfolios consisting of fund investments.

(1)
The address for each officer is c/o Onex Direct Lending BDC Fund, 930 Sylvan Avenue, Englewood Cliffs, NJ 07632.
(2)
Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Albert Siu, Chief Financial Officer and Treasurer of the Company and Vice President, Finance at Onex Credit, joined Onex Credit in September 2022. Prior to joining Onex Credit, Mr. Siu was at BC Partners, Inc. where he was the Chief Accounting Officer of Mount Logan Capital, Inc., a Canadian Public Company. Mr. Siu has more than 20 years of experience in financial services and holds a B.B.A. from Pace University.

Zachary Drozd, General Counsel of the Company and General Counsel of Onex Credit, joined Onex Credit in 2018. Prior to joining Onex Credit, Mr. Drozd practiced corporate law at Proskauer Rose LLP, with an emphasis on the representation of private investment fund sponsors. Mr. Drozd holds a J.D. from Columbia Law School and a Bachelor of Arts degree from Rutgers College.

Mariel Reilly, Secretary and Chief Compliance Officer of the Company and Associate General Counsel and Chief Compliance Officer of Onex Credit, joined Onex Credit in 2020. Prior to joining Onex Credit, Ms. Reilly practiced corporate law at Proskauer Rose LLP, with an emphasis on the representation of private investment funds in connection with the acquisition and disposition of large portfolios consisting of fund investments. Ms. Reilly earned a B.A. from Penn State University’s Schreyer Honors College and a J.D. from William & Mary Law School.

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

The Audit Committee had four formal meetings in 2024.

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

The Nominating and Corporate Governance Committee did not hold any formal meeting in 2024.

Code of Ethics

We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are permitted and made in accordance with the code’s requirements.

Our code of ethics and the Adviser’s code of ethics are filed as exhibits to this Annual Report on Form 10-K. We intend to disclose any material amendments to or waivers of required provisions of our code of ethics and the Adviser’s code of ethics on a Current Report on Form 8-K.

We have also adopted a code of ethics under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”). The SOX Code of Ethics applies to the Company’s principal executive officer and the principal financial officer, and any person who performs a similar function. The SOX Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Insider Trading Policy

The Board has adopted an insider trading policy that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is included in the Adviser’s code of ethics and filed as an exhibit to this Annual Report on Form 10-K.

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

Compensation of Trustees

No compensation is paid to our trustee who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each independent trustee as follows:

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

The following table sets forth compensation of the Company’s trustees for the year ended December 31, 2024. No compensation is paid by us to any interested trustee or executive officer of the Company.

	Fees Earned or Paid in Cash(1)	Total Compensation from the Company
Interested Trustee
Ronnie Jaber	$—	$—
Independent Trustee
Kelly Marshall	$92,000	$92,000
Henry van Dyke	$82,000	$82,000
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

As of February 28, 2025, no trustee or executive officer holds any of our Common Shares. As of February 28, 2025, there are four entities that beneficially own 5% or more of the outstanding Common Shares.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

Investment Advisory Agreement; Administration Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we will pay management fees and incentive fees to the Adviser and the Administration Agreement with the Administrator. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Certain Terms of the Investment Advisory Agreement and Administration Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement initially remained in effect for a period of two years from the date they first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.

License Agreement

We have entered into a License Agreement with Onex Corp. that grants us a non-exclusive, royalty-free license to use the name “Onex,” “Onex Credit” and the Onex logo.

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

Moreover, as a consequence of Onex Corp.’s status as a public company, the officers, trustees, members, managers, operating executives and employees of Onex Corp., Onex Credit and the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Onex Corp. was not a public company.

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

Other Activities

As set forth in the Investment Advisory Agreement and as further described below, the Adviser and its affiliates will be permitted to continue to manage existing funds and to form and manage certain other funds during the term of the Company. The Adviser’s investment professionals will devote management time and attention to these other investment vehicles, some of which may compete with the Company for investment opportunities. Under certain circumstances, the Company may invest in companies in which the Adviser’s investment professionals have a pre- existing interest, whether directly or through other investment vehicles. The Company’s Investment Advisory Agreement will contain certain protections for shareholders against conflicts of interest faced by the Adviser and the Adviser’s investment professionals, but will not purport to address all types of conflicts that may arise. Moreover, as a practical matter, it may be difficult for shareholders to subject the behavior of the Adviser and the Adviser’s investment professionals to close scrutiny.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by the Company’s independent registered public accounting firm, Deloitte, and its affiliates for the fiscal years ended December 31, 2024 and 2023:

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees	$410,750	$410,750
Audit-Related Fees	—	—
Tax Fees	31,800	31,800
All Other Fees	—	—
	$442,550	$442,550

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) to the Company’s Annual Report on Form 10-K filed on March 6, 2024)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on September 17, 2021)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2022)

10.1

Second Amended and Restated Investment Advisory Agreement, dated March 5, 2024, by and between Onex Direct Lending BDC Fund and Onex Credit Advisor, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 6, 2024)

10.2

Amended and Restated Administration Agreement, dated March 5, 2024, by and between Onex Direct Lending BDC Fund and Onex Credit Advisor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 6, 2024)

10.3

Sub-Administration Agreement, dated September 16, 2021, by and between Onex Falcon Direct Lending BDC Fund, Onex Falcon Investment Advisors, LLC and U.S. Bancorp Fund Services, LLC d/b/a/ U.S. Bank Global Fund Services (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on September 17, 2021)

10.4

Amendment No. 1 to Sub-Administration Agreement, dated March 6, 2024, by and between Onex Direct Lending BDC Fund, Onex Falcon Investment Advisors, LLC (the “Assignor”), Onex Credit Advisor, LLC (the “Assignee”) and U.S. Bancorp Fund Services, LLC d/b/a/ U.S. Bank Global Fund Services (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 6, 2024)

10.5

Custody Agreement, dated September 16, 2021, by and between Onex Falcon Direct Lending BDC Fund and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on September 17, 2021)

10.6

License Agreement, dated September 16, 2021, by and between Onex Corporation and Onex Falcon Direct Lending BDC Fund (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on September 17, 2021)

10.7	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on September 17, 2021)

10.8

Transfer Agency Agreement, dated September 16, 2021, by and between Onex Falcon Direct Lending BDC Fund and U.S. Bancorp Fund Services, LLC d/b/a/ U.S. Bank Global Fund Services (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on September 17, 2021)

10.9

Expense Support and Conditional Reimbursement Agreement dated September 16, 2021, by and between Onex Falcon Direct Lending BDC Fund and Onex Falcon Investment Advisors, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on September 17, 2021)

10.10

Loan and Servicing Agreement, dated as of October 3, 2024, by and among Onex Direct Lending BDC SPV, LLC, as borrower, Onex Direct Lending BDC Fund, as transferor and servicer, Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent and lender, U.S. Bank Nation Association, as account bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2024)

10.11

Contribution Agreement, dated as of October 3, 2024, by and among Onex Direct Lending BDC SPV, LLC, as transferee, and Onex Direct Lending BDC Fund, as transferor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2024)

10.12

Revolving Loan Agreement, dated September 8, 2022 by and between Onex Falcon Direct Lending BDC Fund and Onex Credit Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2022)

10.13

Revolving Loan Agreement, dated May 5, 2023, by and between Onex Direct Lending BDC Fund (f/k/a Onex Falcon Direct Lending BDC Fund) and Onex Credit Finance II Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.14

Amended and Restated Fee Waiver Letter to Investment Advisory Agreement, dated July 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2023)

14.1	The Company’s Code of Ethics*

14.2	The Adviser’s Code of Ethics*

14.3	The Company’s SOX Code of Ethics*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2025.

ONEX DIRECT LENDING BDC FUND

By:	/s/ Ronnie H. Jaber
Name:	Ronnie H. Jaber
Title:	President and Chief Executive Officer

By:	/s/ Albert Siu
Name:	Albert Siu
Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ronnie H. Jaber Ronnie H. Jaber	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)	March 7, 2025

/s/ Albert Siu Albert Siu	Chief Financial Officer and Treasurer (Principal Financial Officer and Controller)	March 7, 2025

/s/ Kelly Marshall Kelly Marshall	Trustee	March 7, 2025

/s/ Henry van Dyke Henry van Dyke	Trustee	March 7, 2025