Form 10-Q
period 2025-03-31
Onex Direct Lending BDC Fund
filed 2025-05-09
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The issuer had 10,823,904 common shares of beneficial interest, $0.001 par value per share, outstanding as of May 5, 2025.

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
•
the tax status of the enterprises in which we may invest; and
•
other risks, uncertainties, and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2025, and in our other filings with the SEC that we make from time to time.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2025	December 31, 2024
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $545,162,459 and $531,319,673, respectively)	$523,465,543	$517,910,117
Cash and cash equivalents	14,103,359	23,631,682
Restricted cash	850,615	667,501
Interest and other receivables	4,690,733	8,289,523
Receivable for investments sold	10,262,210	7,990,278
Deferred financing costs (net of $262,952 and $131,476 in amortized expenses, respectively)	2,404,548	2,536,024
Prepaid expenses	187,366	266,057
Total Assets	555,964,374	561,291,182
Liabilities:
Credit facility (Note 5)	279,000,000	249,000,000
Payable for investments purchased	24,008,502	39,386,337
Management fee payable (Note 3)	765,741	830,616
Incentive fee payable (Note 3)	134,826	1,037,239
Administration fee payable (Note 3)	856,196	1,054,592
Interest payable	2,971,280	4,055,888
Accrued expenses and other liabilities	686,993	3,419,449
Total Liabilities	308,423,538	298,784,121
Commitments and Contingencies (Note 10)	—	—
Net Assets	$247,540,836	$262,507,061
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 10,819,533 and 11,221,763 shares issued and outstanding, respectively)	$10,820	$11,223
Additional paid-in capital	271,739,527	281,147,301
Accumulated distributable earnings (losses)	(24,209,511)	(18,651,463)
Net Assets	$247,540,836	$262,507,061
Net Asset Value Per Share	$22.88	$23.39

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$13,009,748	$16,105,033
Payment-in-kind interest income	859,906	602,748
Dividend income	103,602	—
Other income	5,313	584,494
Total Investment Income	13,978,569	17,292,275
Expenses:
Management fee	765,741	810,205
Incentive fee	134,826	1,177,141
Administration fee	340,898	250,000
Professional fees	286,361	433,073
Trustees’ fees	46,431	43,000
Interest and credit facility expense	4,315,184	5,706,692
Other general and administrative expense	230,385	132,178
Total Expenses before Excise Tax	6,119,826	8,552,289
Reimbursement of expense support to Prior Adviser	—	500,000
Net Expenses before Excise Tax	6,119,826	9,052,289
Net Investment Income (Loss) before Excise Tax	7,858,743	8,239,986
Excise tax expense	23,111	—
Net Investment Income (Loss) after Excise Tax	7,835,632	8,239,986
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	832,327	1,110,970
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(8,287,360)	(1,204,382)
Net realized and unrealized gain (loss)	(7,455,033)	(93,412)
Net Increase (Decrease) in Net Assets Resulting from Operations	$380,599	$8,146,574
Net investment income (loss) per common share —Basic and Diluted	$0.71	$0.76
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$0.03	$0.75
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	11,056,433	10,844,459

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares			Total Distributable
Three Months Ended March 31, 2025	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	11,221,763	$11,223	$281,147,301	$(18,651,463)	$262,507,061
Net investment income (loss)	—	—	—	7,835,632	7,835,632
Net realized gain (loss) on investments	—	—	—	832,327	832,327
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,287,360)	(8,287,360)
Issuance of common shares	151,338	151	3,539,652	—	3,539,803
Redemption of common shares	(575,562)	(576)	(13,461,817)	—	(13,462,393)
Distributions to shareholders	—	—	—	(5,938,647)	(5,938,647)
Shares issued in connection with dividend reinvestment plan	21,994	22	514,391	—	514,413
Balance as of March 31, 2025	10,819,533	$10,820	$271,739,527	$(24,209,511)	$247,540,836

	Common Shares			Total Distributable
Three Months Ended March 31, 2024	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	11,196,319	$11,198	$280,591,727	$(7,901,616)	$272,701,309
Net investment income (loss)	—	—	—	8,239,986	8,239,986
Net realized gain (loss) on investments	—	—	—	1,110,970	1,110,970
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,204,382)	(1,204,382)
Issuance of common shares	21,853	22	532,313	—	532,335
Redemption of common shares	(677,139)	(677)	(16,494,435)	—	(16,495,112)
Distributions to shareholders	—	—	—	(8,116,595)	(8,116,595)
Shares issued in connection with dividend reinvestment plan	79,402	79	1,934,169	—	1,934,248
Balance as of March 31, 2024	10,620,435	$10,622	$266,563,774	$(7,871,637)	$258,702,759

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$380,599	$8,146,574
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(832,327)	(1,110,970)
Net change in unrealized (appreciation) depreciation on investments	8,287,360	1,204,382
Net accretion of discount on investments	(938,393)	(302,242)
Amortization of deferred financing costs	131,476	277,917
Payment-in-kind interest income	(859,906)	(602,748)
Purchases and drawdowns of investments	(74,871,132)	(16,026,952)
Sales and repayments of investments	63,658,972	59,389,830
(Increase) decrease in operating assets:
Interest and other receivables	3,598,790	(10,233,643)
Receivable for investments sold	(2,271,932)	—
Prepaid expenses	78,691	66,018
Increase (decrease) in operating liabilities:
Management fee payable	(64,875)	(54,742)
Incentive fee payable	(902,413)	216,679
Administration fee payable	(198,396)	180,332
Interest payable	(1,084,608)	(61,476)
Payable for investments purchased	(15,377,835)	(5,861,264)
Accrued expenses and other liabilities	(2,732,456)	4,557
Net cash provided by (used in) operating activities	(23,998,385)	35,232,252
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,539,803	532,335
Redemption of common shares	(13,462,393)	(16,495,112)
Distributions to shareholders	(5,424,234)	(6,182,347)
Borrowings on credit facility	70,000,000	18,000,000
Payments on credit facility	(40,000,000)	(19,000,000)
Net cash provided by (used in) financing activities	14,653,176	(23,145,124)
Net increase (decrease) in cash and cash equivalents	(9,345,209)	12,087,128
Cash and cash equivalents and restricted cash, beginning of year	24,299,183	12,555,591
Cash and cash equivalents and restricted cash, end of year	$14,953,974	$24,642,719

Supplemental and Non-Cash Information
Cash paid for interest	$5,268,316	$5,490,251
Reinvestments of distributions	$514,413	$1,934,248

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$14,103,359	$20,522,389
Restricted cash	850,615	4,120,330
Total cash and cash equivalents and restricted cash	$14,953,974	$24,642,719

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

March 31, 2025

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Aerospace & Defense
Chromalloy Corporation	Term Loan	3M SOFR + 3.75%	—	8.06%	11/18/2024	3/27/2031	807,819	$794,572	$806,309	0.3%	(5) (12)
Total Aerospace & Defense								794,572	806,309	0.3%
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.65%	11/25/2024	7/25/2029	6,966,915	6,619,204	6,222,326	2.5%	(5) (12)
DexKo Global Inc.	Closing Date Dollar Term Loan (First Lien)	1M SOFR + 3.75%	—	8.19%	2/10/2025	10/4/2028	7,638,085	7,231,133	7,135,728	2.9%	(5) (12)
RealTruck Group, Inc.	Second Amendment Incremental Term Loan	1M SOFR + 5.00%	0.75%	9.44%	3/7/2025	1/31/2028	6,857,683	6,825,469	6,737,673	2.7%	(5) (12)
Total Automotive								20,675,806	20,095,727	8.1%
Beverage, Food & Tobacco
BCPE North Star US Holdco 2, Inc.	Initial Term Loan (First Lien)	1M SOFR +4.00%	0.75%	8.44%	12/11/2024	6/9/2028	5,233,231	5,082,811	5,120,376	2.1%	(5) (12)
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.25%	1.00%	10.67%	6/5/2023	3/31/2029	11,076,674	10,851,242	11,076,674	4.5%	(5) (15)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.25%	1.00%	10.67%	6/5/2023	3/31/2028	1,220,339	1,220,339	1,220,339	0.5%	(8) (13) (15)
Total Beverage, Food & Tobacco								17,154,392	17,417,389	7.0%
Business Services
AmSpec Parent, LLC	Delayed Draw Term Loan	3M SOFR + 4.25%	—	—	12/20/2024	12/20/2031	—	(1,333)	168	0.0%	(7) (8) (11) (12) (13)
AmSpec Parent, LLC	Term Loan B	3M SOFR + 4.25%	—	8.55%	12/12/2024	12/11/2031	1,733,333	1,725,420	1,734,425	0.7%	(5) (12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.75%	0.75%	9.14%	8/1/2024	10/2/2028	14,887,500	14,760,301	14,799,664	6.0%	(5)
BCP V Everise Acquisition LLC	Term B Loan (First Lien)	3M SOFR + 6.00%	—	10.30%	12/14/2023	12/14/2029	4,213,196	3,854,508	3,707,612	1.5%	(5) (12)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	0.75%	9.28%	5/1/2024	8/11/2028	11,967,325	11,826,279	10,910,191	4.4%	(5) (9) (12)
DTI Holdco, Inc.	2025 Refinancing Term Loan (First Lien)	1M SOFR + 4.00%	—	8.32%	7/17/2024	4/26/2029	4,989,822	4,990,126	4,956,141	2.0%	(5) (12)
MH Sub I, LLC	2024 December New Term Loan (First Lien)	1M SOFR + 4.25%	0.50%	8.57%	12/4/2024	5/3/2028	2,029,991	2,016,604	1,870,413	0.8%	(5) (12)
Milestone Technologies, Inc.	Term Loan	3M SOFR + 6.50%	1.00%	10.95%	12/7/2022	12/7/2028	13,036,973	12,862,065	12,630,219	5.1%	(5)
Milestone Technologies, Inc.	First Amendment Term Loan	3M SOFR + 6.50%	1.00%	10.95%	1/3/2024	12/7/2028	1,320,200	1,293,092	1,279,010	0.5%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	—	12/7/2022	12/7/2028	—	(19,057)	(48,414)	0.0%	(8) (13)
MIS Acquisition, LLC	Initial Term Loan	3M SOFR + 6.25%	1.00%	10.57%	11/16/2023	11/17/2028	14,720,800	14,382,215	14,720,800	5.9%	(5) (15)
MIS Acquisition, LLC	Revolving Loan	3M SOFR + 6.25%	1.00%	—	11/16/2023	11/17/2028	—	(25,685)	—	0.0%	(7) (8) (11) (13) (15)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 5.00%	0.75%	9.32%	7/22/2022	7/22/2029	8,903,335	8,780,625	8,903,335	3.6%	(5)
Montana Buyer Inc.	Revolving Loan	PRIME + 4.00%	0.75%	10.35%	7/22/2022	7/22/2028	176,289	164,959	176,289	0.1%	(8) (13)
Nielsen Consumer Inc.	Eleventh Amendment Dollar Refinancing Term Loan	1M SOFR + 3.50%	0.50%	7.82%	6/18/2024	3/6/2028	5,735,625	5,742,493	5,724,154	2.3%	(5) (10) (12)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.82%	7/25/2024	7/25/2031	4,987,500	4,895,123	4,912,688	2.0%	(5)
Summer (BC) Bidco B LLC	Extended Facility B (USD)	3M SOFR + 5.00%	—	9.56%	2/7/2025	2/15/2029	3,750,000	3,751,565	3,749,417	1.5%	(5) (12)
Teneo Holdings LLC	Initial Term Loan	1M SOFR + 4.75%	1.00%	9.07%	10/18/2024	3/13/2031	9,203,518	9,185,069	9,234,211	3.7%	(5) (12)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Total Business Services								100,184,369	99,260,323	40.1%
Chemicals
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	8.32%	12/19/2024	3/15/2029	2,985,000	2,971,827	2,908,778	1.2%	(5) (12)
Plaskolite PPC Intermediate II LLC	2021-1 Refinancing Term Loan (First Lien)	3M SOFR + 4.00%	—	8.57%	8/20/2024	12/15/2025	4,961,240	4,885,705	4,860,254	2.0%	(5) (12)
Total Chemicals								7,857,532	7,769,032	3.1%
Construction & Building
Cornerstone Building Brands, Inc.	Tranche B Term Loan	1M SOFR + 3.25%	—	7.67%	3/7/2025	4/12/2028	4,987,013	4,606,753	4,220,260	1.7%	(5) (12)
CP Atlas Buyer, Inc.	Term Loan B	1M SOFR + 3.75%	0.50%	8.17%	2/13/2025	11/23/2027	6,975,651	6,677,171	6,477,764	2.6%	(5) (12)
CP Atlas Buyer, Inc.	Incremental TL	1M SOFR + 5.25%	0.50%	9.57%	3/24/2025	11/23/2027	750,000	667,500	696,469	0.3%	(5) (12)
Mannington Mills, Inc.	Term Loan B	3M SOFR + 4.75%	—	9.05%	3/10/2025	3/25/2032	4,000,000	3,960,107	3,977,500	1.6%	(5) (12)
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 7.25%	0.50%	11.81%	3/18/2022	3/18/2027	13,705,161	13,579,447	13,654,452	5.5%	(5)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 7.25%	0.50%	—	3/18/2022	3/18/2027	—	(15,179)	(7,161)	0.0%	(7) (8) (11) (13)
Total Construction & Building								29,475,799	29,019,284	11.7%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.40%	12/29/2022	6/29/2028	24,406,250	24,006,281	23,954,734	9.7%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	12.58%	11/12/2021	11/10/2026	19,489,264	19,283,124	19,489,264	7.9%	(5)
Total Consumer Goods: Durable								43,289,405	43,443,998	17.6%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.5%	1.75%	9.80%	10/11/2024	10/11/2029	4,987,500	4,987,500	4,987,500	2.0%	(5)
Wellful Inc.	Tranche A Term Loan	1M SOFR + 5.00%	1.00%	9.44%	12/31/2024	4/19/2030	7,478,362	7,478,362	7,296,114	2.9%	(5) (12)
Wellful Inc.	Tranche B Term Loan	1M SOFR + 6.25%	1.00%	10.69%	12/19/2024	10/19/2030	7,537,263	5,532,260	5,313,771	2.1%	(5) (12)
Total Consumer Goods: Non-durable								17,998,122	17,597,385	7.1%
Consumer Services
Zips Car Wash, LLC	Delayed Draw Term Loan	—	—	—	7/13/2022	12/31/2024	8,658,304	8,619,548	7,172,539	2.9%	(5) (13) (20)
Zips Car Wash, LLC	Senior Secured Super-Priority Priming Debtor-In-Possession Term Loan	3M SOFR + 7.25%	1.00%	11.70%	2/10/2025	10/10/2025	431,898	431,898	431,898	0.2%	(5) (9) (20)
Zips Car Wash, LLC	Roll-Up Term Loan	3M SOFR + 7.25%	1.00%	11.70%	2/10/2025	10/10/2025	755,822	755,822	755,822	0.3%	(5) (20)
Total Consumer Services								9,807,268	8,360,259	3.4%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	1M SOFR + 5.25%	1.00%	9.57%	10/17/2024	10/4/2028	234,521	237,253	236,908	0.1%	(12)
Total Containers, Packaging & Glass								237,253	236,908	0.1%
Financial Services
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.0%	0.75%	9.29%	10/7/2024	10/7/2031	1,923,077	1,905,218	1,909,231	0.8%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.0%	0.75%	9.32%	10/7/2024	10/7/2031	113,462	111,926	111,038	0.0%	(7) (8) (11) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.0%	0.75%	—	10/7/2024	10/7/2031	—	(2,238)	(1,731)	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	9.57%	5/23/2024	10/6/2028	2,000,000	1,996,506	2,006,500	0.8%	(5) (12)
The Ultimus Group Midco, LLC	Term Loan	3M SOFR + 5.25%	0.75%	9.65%	3/7/2024	3/7/2031	7,932,591	7,863,781	7,932,591	3.2%	(5)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	3M SOFR + 5.25%	0.75%	—	3/7/2024	3/7/2031	—	(5,050)	—	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	Revolving Loan	3M SOFR + 5.25%	0.75%	—	3/7/2024	3/7/2030	—	(6,534)	—	0.0%	(7) (8) (11) (13)
Total Financial Services								11,863,609	11,957,629	4.8%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 7.25%	1.00%	11.67%	10/1/2021	8/26/2026	10,982,963	10,900,359	10,720,471	4.3%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(8,581)	(31,867)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,891,778	10,688,604	4.3%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	3M SOFR + 6.00%	1.00%	12.91% (2.50% PIK)	2/4/2022	1/31/2027	21,459,821	20,794,879	12,912,374	5.2%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	3M SOFR + 6.00%	1.00%	12.91% (2.50% PIK)	2/4/2022	1/31/2027	1,480,028	1,465,339	593,001	0.2%	(8) (13) (17)
APT Opco, LLC	Term Loan A	3M SOFR + 6.50%	1.00%	11.06%	12/28/2021	12/28/2026	19,580,357	19,424,495	19,505,952	7.9%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	11.06%	12/28/2021	12/28/2026	1,516,667	1,509,503	1,510,903	0.6%	(5) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +5.00%	0.75%	9.30%	11/7/2022	11/5/2029	9,949,109	9,789,069	9,858,573	4.0%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +5.00%	0.75%	—	11/7/2022	11/5/2029	—	(35,085)	(20,946)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +5.00%	0.75%	—	11/7/2022	11/3/2028	—	(17,253)	(10,473)	0.0%	(7) (8) (11) (13)
LSCS Holdings, Inc.	2025 Refinancing Term Loan (First Lien)	3M SOFR +4.50%	—	8.80%	2/21/2025	3/4/2032	1,640,000	1,631,801	1,639,492	0.7%	(5) (12)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.80%	6/30/2022	6/30/2029	24,375,000	24,111,724	24,375,000	9.8%	(5)
Spark DSO, LLC	First Lien Term Loan	3M SOFR + 3.9%	1.00%	12.21% (4.00% PIK)	2/9/2022	4/20/2026	15,898,348	15,859,755	15,756,853	6.4%	(5)
Spark DSO, LLC	Revolver	3M SOFR + 3.9%	1.00%	12.21% (4.00% PIK)	2/9/2022	4/20/2026	614,215	609,567	597,527	0.2%	(8) (13)
Total Healthcare & Pharmaceuticals								95,143,794	86,718,256	35.0%
High Tech Industries
Apryse Software Corp	2024 Refinancing Term Loan	3M SOFR + 5.00%	1.00%	9.29%	7/25/2024	7/15/2027	17,565,757	17,565,757	17,565,757	7.1%	(5) (10)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	9.32%	11/10/2021	10/1/2029	14,678,370	14,673,722	14,651,949	5.9%	(5) (10)
Cardinal Parent, Inc.	Initial Term Loan (First Lien)	3M SOFR +4.50%	0.75%	8.95%	2/27/2025	11/12/2027	1,994,805	1,926,753	1,947,119	0.8%	(5) (12)
Commscope, LLC	Initial Term Loan	1M SOFR + 5.25%	2.00%	9.57%	10/30/2024	12/17/2029	6,791,123	6,762,191	6,772,719	2.7%	(5) (10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	8.19%	6/4/2024	10/16/2028	5,938,776	5,730,881	5,174,158	2.1%	(5) (12)
Ellucian Holdings Inc.	Second Lien Term Loan	1M SOFR + 4.75%	—	9.07%	12/17/2024	11/22/2032	4,250,000	4,241,461	4,318,170	1.7%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche A Term Loan	1M SOFR + 5.25%	—	9.57%	3/7/2025	12/15/2028	1,995,000	2,009,780	1,993,753	0.8%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche B Term Loan	1M SOFR + 4.00%	—	8.32%	1/13/2025	12/15/2028	3,990,000	3,866,876	3,881,113	1.6%	(5) (12)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.50%	0.75%	10.82% (4.00% PIK)	10/29/2021	10/29/2028	26,729,328	26,479,800	25,718,959	10.4%	(5)
Project Alpha Intermediate Holding, Inc.	Incremental Second Lien Term Loan	1M SOFR + 5.00%	0.50%	—	11/21/2024	—	3,300,000	3,283,500	3,287,625	1.3%	(12) (19)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 5.75%	0.75%	—	8/16/2022	8/16/2028	—	(21,105)	—	0.0%	(7) (8) (11) (13)
Victra Holdings, LLC	Fourth Amendment Incremental Term Loan	3M SOFR +4.25%	0.75%	8.55%	3/3/2025	3/31/2029	5,283,125	5,312,571	5,279,849	2.1%	(5) (12)
Total High Tech Industries								91,832,187	90,591,171	36.6%
Insurance
Accession Risk Management Group, Inc.	Term Loan	3M SOFR + 4.75%	0.75%	9.04%	10/30/2024	11/1/2029	3,250,313	3,244,782	3,245,762	1.3%	(9)
Accession Risk Management Group, Inc.	2024 Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	9.04%	8/15/2024	11/1/2029	250,000	224,919	241,968	0.1%	(7) (8) (11) (13)
Accession Risk Management Group, Inc.	Supplemental Revolving Loan	3M SOFR + 4.75%	0.75%	—	8/15/2024	11/1/2029	—	(4,399)	(1,400)	0.0%	(7) (8) (11) (13)
Asurion, LLC	New B-12 Term Loan (First Lien)	1M SOFR + 4.25%	—	8.57%	9/13/2024	9/19/2030	3,980,000	3,900,665	3,934,927	1.6%	(5) (12)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 5.00%	0.75%	9.30%	3/8/2023	10/29/2030	19,594,176	19,278,092	19,498,165	7.9%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 5.00%	0.75%	9.30%	3/8/2023	10/29/2030	9,157,244	9,061,276	9,112,374	3.7%	(5) (13)
Total Insurance								35,705,335	36,031,796	14.6%
Sovereign & Public Finance
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 5.00%	1.00%	9.33%	12/27/2021	12/28/2026	4,466,227	4,455,299	4,466,227	1.8%	(5) (13)
Total Sovereign & Public Finance								4,455,299	4,466,227	1.8%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Add-on Term Loan B	3M SOFR + 4.00%	0.75%	8.30%	11/14/2024	4/8/2030	3,740,625	3,750,762	3,742,570	1.5%	(5) (12)
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	10.32%	2/1/2022	5/7/2027	20,814,565	20,580,581	20,466,961	8.3%	(5)
Total Transportation: Cargo								24,331,343	24,209,531	9.8%
Wholesale
IMB Midco LLC	Term Loan A	3M SOFR + 5.00%	—	9.44% (4.00% PIK)	5/20/2024	4/27/2028	10,086,171	8,539,033	8,208,126	3.3%	(5)
IMB Midco LLC	Term Loan B	8.00%	—	8.00% PIK	5/20/2024	4/27/2028	6,131,575	5,180,435	1,042,368	0.4%	(5) (17)
IMB Midco LLC	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(3,793)	(95,003)	0.0%	(7) (8) (11) (13)
Total Wholesale								13,715,675	9,155,491	3.7%

Total Debt Investments								535,413,538	517,825,319	209.2%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,279,950	0.5%	(16)
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	868,840	0.4%	(10) (16)
Total Business Services								2,479,662	2,148,790	0.9%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	2,919,524	1.2%	(14) (16)
Total Consumer Goods: Non-durable								3,131,511	2,919,524	1.2%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	526,215	0.2%
Total Sovereign & Public Finance								200,000	526,215	0.2%
Wholesale
IMB Holdco LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series Z Units				5/20/2024	N/A	164	163,748	45,695	0.0%	(6) (16)
Total Wholesale								3,937,748	45,695	0.0%
Total Equity								9,748,921	5,640,224	2.3%
Total Non-controlled/Non-affiliated investments								$545,162,459	523,465,543	211.5%
Liabilities in Excess of Other Assets									(275,924,707)	-111.5%
Total Net Assets									$247,540,836	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of March 31, 2025, the 1-Month SOFR or “1M SOFR” was 4.32%, the 3-Month SOFR or “3M SOFR” was 4.29%, the 6-Month SOFR or “6M SOFR” was 4.19%, and the Prime Rate was 7.5%.
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
(5)
Security, or a portion thereof, is held through Onex Direct Lending BDC SPV LLC, a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the Sumitomo Mitsui Banking Corporation (“SMBC”) debt facility and are not available to creditors of the Company.

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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 8.9% of total assets as of March 31, 2025.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of March 31, 2025, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$9,000,000	$3,512,500	$—	$5,487,500
Accession Risk Management Group, Inc.	Revolver	1,000,000	—	—	1,000,000
Amplity Parent, Inc.	Revolver	2,227,032	1,480,028	—	747,004
AmSpec Parent, LLC	Delayed Draw Term Loan	266,667	—	—	266,667
APT Opco, LLC	Delayed Draw Term Loan	4,761,905	1,547,619	3,214,286	—
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	9,306,818	9,306,818	—	—
IMB Midco LLC	Revolver	510,219			510,219
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	—	—	1,551,724
MIS Acquisition, LLC	Revolver	1,866,667		801,871	1,064,796
Montana Buyer Inc.	Revolver	2,450,000	176,289	1,421,647	852,064
OneZero Financial Systems, LLC	Delayed Draw Term Loan	336,538	113,462	—	223,076
OneZero Financial Systems, LLC	Revolver	240,385			240,385
Project Cloud Holdings, LLC	Revolver	1,220,338	1,220,338	—	—
S4T Holdings Corp.	Delayed Draw Term Loan	4,545,455	4,545,455	—	—
SailPoint Technologies Holdings Inc.	Revolver	1,876,877	—	—	1,876,877
Spark DSO, LLC	Revolver	2,500,000	614,215	625,000	1,260,785
Steele Solutions, Inc.	Revolver	1,935,484	—	—	1,935,484
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,192,369	—	—	1,192,369
The Ultimus Group Midco, LLC	Revolver	794,913	—	—	794,913
Zips Car Wash, LLC	Delayed Draw Term Loan	25,000,000	9,765,625	15,234,375	—
		$77,369,409	$32,282,349	$21,297,179	$23,789,881

(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See “Note 3. Related Party Transactions.”
(16)
Investment is non-income producing.
(17)
Loan was on non-accrual status as of March 31, 2025.
(18)
Totals may not sum due to rounding.
(19)
Represents a term loan with delayed settlement. This security does not earn interest while it is unsettled. The maturity date will be determined at the settlement of the trade.
(20)
As of March 31, 2025, the Company and other lenders were in negotiations with Zips Car Wash, LLC to restructure the loan.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (19)	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Aerospace & Defense
Chromalloy Corporation	Term Loan	3M SOFR + 3.75%	—	8.35%	11/18/2024	3/27/2031	809,854	$795,944	$811,879	0.3%	(5) (12)
Total Aerospace & Defense								795,944	811,879	0.3%
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.68%	11/25/2024	7/25/2029	5,984,733	5,727,651	5,368,036	2.0%	(5) (12)
Total Automotive								5,727,651	5,368,036	2.0%
Beverage, Food & Tobacco
BCPE North Star US Holdco 2, Inc.	Initial Term Loan (First Lien)	1M SOFR +4.00%	0.75%	8.47%	12/11/2024	6/9/2028	1,246,780	1,197,532	1,202,831	0.5%	(12)
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.25%	1.00%	10.71%	6/5/2023	3/31/2029	11,104,645	10,863,637	11,104,645	4.2%	(5) (15)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.25%	1.00%	10.71%	6/5/2023	3/31/2028	1,159,322	1,159,322	1,159,322	0.4%	(8) (13) (15)
Total Beverage, Food & Tobacco								13,220,491	13,466,798	5.1%
Business Services
AmSpec Parent, LLC	Delayed Draw Term Loan	3M SOFR + 4.25%	—	—	12/20/2024	12/20/2031	—	(1,333)	2,000	0.0%	(7) (8) (11) (12) (13)
AmSpec Parent, LLC	Term Loan B	3M SOFR +4.25%	—	8.58%	12/12/2024	12/11/2031	1,733,333	1,724,667	1,746,333	0.7%	(12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.75%	0.75%	9.44%	8/1/2024	10/2/2028	14,925,000	14,784,813	14,825,003	5.6%	(5)
BCP V Everise Acquisition LLC	Term B Loan (First Lien)	3M SOFR + 6.00%	—	10.57%	12/14/2023	12/14/2029	4,240,203	3,864,145	4,049,394	1.5%	(5) (12)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	0.75%	9.42%	5/1/2024	8/11/2028	11,998,248	11,843,217	11,728,288	4.5%	(5) (9) (12)
DTI Holdco, Inc.	Initial Term Loan (First Lien)	1M SOFR + 4.75%	—	9.11%	7/17/2024	4/26/2029	1,989,822	1,986,338	2,008,476	0.8%	(5) (12)
MH Sub I, LLC (Micro Holding Corp.)	2023 May Incremental Term Loan (First Lien)	1M SOFR + 4.25%	—	8.61%	12/4/2024	5/3/2028	1,500,000	1,488,868	1,502,475	0.6%	(5) (12)
MH Sub I, LLC (Micro Holding Corp.)	Term Loan B4	1M SOFR + 4.25%	—	8.61%	12/11/2024	12/31/2031	4,000,000	3,960,000	3,971,240	1.5%	(12)
Milestone Technologies, Inc.	Term Loan (First Lien)	3M SOFR + 6.75%	1.00%	11.23%	12/7/2022	12/7/2028	13,036,973	12,847,919	12,622,397	4.8%	(5)
Milestone Technologies, Inc.	First Amendment Term Loan	3M SOFR + 6.75%	1.00%	11.23%	1/3/2024	12/7/2028	1,320,200	1,291,447	1,278,217	0.5%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.75%	1.00%	11.23%	12/7/2022	12/7/2028	568,966	548,635	519,621	0.2%	(8) (13)
MIS Acquisition, LLC	Initial Term Loan	3M SOFR + 6.25%	1.00%	10.77%	11/16/2023	11/17/2028	14,758,067	14,395,293	14,551,455	5.5%	(5) (15)
MIS Acquisition, LLC	Revolving Loan	3M SOFR + 6.25%	1.00%	—	11/16/2023	11/17/2028	—	(26,809)	(14,907)	0.0%	(7) (8) (11) (13) (15)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 5.00%	0.75%	9.36%	7/22/2022	7/22/2029	8,926,105	8,794,507	8,926,105	3.4%	(5)
Montana Buyer Inc.	Revolving Loan	PRIME + 4.00%	0.75%	10.35%	7/22/2022	7/22/2028	176,289	164,114	176,289	0.1%	(8) (13)
Nielsen Consumer Inc.	Ninth Amendment Dollar Refinancing Term Loan	1M SOFR + 4.75%	0.50%	9.11%	6/18/2024	3/6/2028	5,735,625	5,722,337	5,792,981	2.2%	(5) (10) (12)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.86%	7/25/2024	7/25/2031	5,000,000	4,903,004	4,928,000	1.9%	(5)
Teneo Holdings LLC	Initial Term Loan	3M SOFR + 4.75%	1.00%	9.11%	10/18/2024	3/13/2031	9,226,759	9,203,692	9,322,902	3.6%	(12)
Total Business Services								97,494,854	97,936,269	37.3%
Chemicals
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	8.45%	12/19/2024	3/15/2029	2,992,500	2,977,538	2,997,887	1.1%	(5) (12)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (19)	Footnotes
Plaskolite PPC Intermediate II LLC	2021-1 Refinancing Term Loan (First Lien)	3M SOFR + 4.00%	0.00%	8.78%	8/20/2024	12/15/2025	4,974,160	4,871,248	4,831,153	1.8%	(5) (12)
Total Chemicals								7,848,786	7,829,040	3.0%
Construction & Building
Steele Solutions, Inc.	Initial Term Loan	3M SOFR + 7.25%	0.50%	11.82%	3/18/2022	3/18/2027	13,740,484	13,596,079	13,449,186	5.1%	(5)
Steele Solutions, Inc.	Revolving Loan	3M SOFR + 7.25%	0.50%	—	3/18/2022	3/18/2027	—	(17,087)	(41,032)	0.0%	(7) (8) (11) (13)
Total Construction & Building								13,578,992	13,408,154	5.1%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.43%	12/29/2022	6/29/2028	24,562,500	24,123,322	24,149,850	9.2%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	12.75%	11/12/2021	11/10/2026	22,010,056	21,734,031	22,010,056	8.4%	(5)
Total Consumer Goods: Durable								45,857,353	46,159,906	17.6%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.5%	1.75%	9.83%	10/11/2024	10/11/2029	4,993,750	4,993,750	4,993,750	1.9%	(5)
Wellful Inc.	Tranche A Term Loan	1M SOFR + 5.00%	1.00%	9.48%	12/31/2024	4/19/2030	7,478,362	7,478,362	7,515,753	2.9%	(5) (12)
Wellful Inc.	Tranche B Term Loan	1M SOFR + 6.25%	1.00%	10.72%	12/19/2024	10/19/2030	12,523,156	9,090,108	10,018,525	3.8%	(5) (12)
Total Consumer Goods: Non-durable								21,562,220	22,528,028	8.6%
Consumer Services
Zips Car Wash, LLC (20)	Delayed Draw Term Loan	3M SOFR + 7.25%	1.00%	11.91% PIK	7/13/2022	12/31/2024	9,971,903	9,922,838	9,112,325	3.5%	(5) (13)
Total Consumer Services								9,922,838	9,112,325	3.5%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	3M SOFR + 5.25%	1.00%	9.73%	10/17/2024	10/4/2028	234,521	237,398	241,948	0.1%	(12)
Total Containers, Packaging & Glass								237,398	241,948	0.1%
Financial Services
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.0%	0.75%	9.59%	10/7/2024	10/7/2031	1,923,077	1,904,296	1,903,846	0.7%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.0%	0.75%	—	10/7/2024	10/7/2031	—	(1,623)	(3,365)	0.0%	(7) (8) (11) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.0%	0.75%	—	10/7/2024	10/7/2031	—	(2,323)	(2,404)	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	9.61%	5/23/2024	10/6/2028	2,000,000	1,995,385	2,020,630	0.8%	(5) (12)
The Ultimus Group Midco, LLC	Term Loan	3M SOFR + 5.25%	0.75%	9.68%	3/7/2024	3/7/2031	7,952,623	7,879,083	7,952,623	3.0%	(5)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	3M SOFR + 5.25%	0.75%	—	3/7/2024	3/7/2031	—	(5,261)	—	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	Revolving Loan	3M SOFR + 5.25%	0.75%	—	3/7/2024	3/7/2030	—	(7,016)	—	0.0%	(7) (8) (11) (13)
Total Financial Services								11,762,541	11,871,330	4.5%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 7.25%	1.00%	11.90%	10/1/2021	8/26/2026	10,982,963	10,882,245	10,702,898	4.1%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(10,089)	(34,000)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,872,156	10,668,898	4.1%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	3M SOFR + 8.50%	1.00%	13.11% (4.50% PIK)	2/4/2022	1/31/2027	21,459,821	21,290,635	14,300,824	5.4%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	3M SOFR + 8.50%	1.00%	13.11% (4.50% PIK)	2/4/2022	1/31/2027	1,480,028	1,464,216	737,090	0.3%	(8) (13) (17)
APT Opco, LLC	Senior Secured Term Loan	3M SOFR + 6.50%	1.00%	11.09%	12/28/2021	12/28/2026	19,630,952	19,445,471	19,572,060	7.5%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	11.15%	12/28/2021	12/28/2026	1,520,536	1,511,779	1,515,974	0.6%	(5) (8) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +5.00%	0.75%	9.53%	11/7/2022	11/5/2029	9,974,555	9,801,046	9,889,771	3.8%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (19)	Footnotes
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +5.00%	0.75%	—	11/7/2022	11/5/2029	—	(37,445)	(19,565)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +5.00%	0.75%	—	11/7/2022	11/3/2028	—	(18,436)	(9,783)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.80%	6/30/2022	6/30/2029	24,437,500	24,146,420	24,437,500	9.3%	(5)
Spark DSO, LLC	First Lien Term Loan	3M SOFR + 7.75%	1.00%	12.49% (5.75% PIK)	2/9/2022	4/20/2026	15,669,493	15,615,183	15,525,333	5.9%	(5)
Spark DSO, LLC	Revolver	3M SOFR + 7.75%	1.00%	12.49% (5.75% PIK)	2/9/2022	4/20/2026	605,373	599,619	588,123	0.2%	(8) (13)
Total Healthcare & Pharmaceuticals								93,818,488	86,537,327	33.0%
High Tech Industries
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	2024 Refinancing Term Loan	3M SOFR + 5.00%	1.00%	9.59%	7/25/2024	7/15/2027	17,610,003	17,610,003	17,610,003	6.7%	(5) (10)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	9.36%	11/10/2021	10/1/2029	14,678,370	14,664,545	14,656,352	5.6%	(5) (10)
Commscope, LLC	Initial Term Loan	1M SOFR + 5.50%	2.00%	9.86%	10/30/2024	12/17/2029	11,791,123	11,749,056	11,960,679	4.6%	(5) (10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	8.22%	6/4/2024	10/16/2028	5,954,082	5,731,167	5,257,454	2.0%	(5) (12)
Ellucian Holdings Inc.	Second Lien Term Loan	1M SOFR + 4.75%	—	9.11%	12/17/2024	11/22/2032	4,250,000	4,239,375	4,342,098	1.7%	(5) (12)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.50%	0.75%	10.85% (4.00% PIK)	10/29/2021	10/29/2028	26,464,681	26,192,667	25,464,316	9.7%	(5)
Project Alpha Intermediate Holding, Inc.	Incremental Second Lien Term Loan	1M SOFR + 5.00%	0.50%	—	11/21/2024	—	3,300,000	3,283,500	3,353,642	1.3%	(12) (21)
SailPoint Technologies Holdings Inc.	Initial Term Loan	1M SOFR + 6.00%	0.75%	10.52%	8/16/2022	8/16/2029	15,124,559	14,895,811	15,124,559	5.8%	(5)
SailPoint Technologies Holdings Inc.	Revolving Loan	1M SOFR + 6.00%	0.75%	—	8/16/2022	8/16/2028	—	(22,646)	—	0.0%	(7) (8) (11) (13)
Total High Tech Industries								98,343,478	97,769,103	37.2%
Insurance
Accession Risk Management Group, Inc.	Term Loan	3M SOFR + 4.75%	0.75%	9.33%	10/30/2024	11/1/2029	1,359,094	1,352,402	1,358,278	0.5%	(9)
Accession Risk Management Group, Inc.	2024 Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	—	8/15/2024	11/1/2029	—	(35,631)	(4,583)	0.0%	(7) (8) (11) (13)
Accession Risk Management Group, Inc.	Supplemental Revolving Loan	3M SOFR + 4.75%	0.75%	—	8/15/2024	11/1/2029	—	(4,635)	(600)	0.0%	(7) (8) (11) (13)
Asurion, LLC	New B-12 Term Loan (First Lien)	1M SOFR + 4.25%	—	8.61%	9/13/2024	9/19/2030	3,990,000	3,910,200	3,985,013	1.5%	(12)
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 5.25%	0.75%	9.58%	3/8/2023	10/29/2030	19,644,034	19,196,906	19,644,034	7.5%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 5.25%	0.75%	9.58%	3/8/2023	10/29/2030	9,180,511	9,075,160	9,180,511	3.5%	(5) (13)
Total Insurance								33,494,402	34,162,653	13.0%
Sovereign & Public Finance
S4T Holdings Corp.	Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	10.47%	12/27/2021	12/28/2026	14,990,909	14,869,500	14,981,914	5.7%	(5)
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 6.00%	1.00%	10.47%	12/27/2021	12/28/2026	4,477,545	4,463,164	4,474,859	1.7%	(5) (13)
Total Sovereign & Public Finance								19,332,664	19,456,773	7.4%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Add-on Term Loan B	3M SOFR + 4.75%	0.75%	9.28%	11/14/2024	4/8/2030	3,750,000	3,732,437	3,781,631	1.4%	(5) (12)
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	10.44%	2/1/2022	5/7/2027	20,868,547	20,616,233	20,570,127	7.8%	(5)
Total Transportation: Cargo								24,348,670	24,351,758	9.3%
Wholesale
IMB Midco LLC (formerly, WSP Midco LLC)	Term Loan A	3M SOFR + 5.00%	—	9.74% (4.00% PIK)	5/20/2024	4/27/2028	9,985,979	8,279,272	9,000,363	3.4%	(5)
IMB Midco LLC (formerly, WSP Midco LLC)	Term Loan B	8.00%	—	8.00% PIK	5/20/2024	4/27/2028	6,131,575	5,076,798	1,318,289	0.5%	(5) (17)
IMB Midco LLC (formerly, WSP Midco LLC)	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(4,244)	(50,359)	0.0%	(7) (8) (11) (13)
Total Wholesale								13,351,826	10,268,293	3.9%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (19)	Footnotes
Total Debt Investments								521,570,752	511,948,518	195.0%
Equity (18)
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	984,272	0.4%
KeyData Associates Inc.	Common Equity				10/1/2021	N/A	1,250,000	979,662	1,060,206	0.4%	(10)
Total Business Services								2,479,662	2,044,478	0.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	3,361,434	1.3%	(14)
Total Consumer Goods: Non-durable								3,131,511	3,361,434	1.3%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	498,246	0.2%
Total Sovereign & Public Finance								200,000	498,246	0.2%
Wholesale
IMB Holdco LLC (formerly, WSP Holdco LLC)	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6)
IMB Holdco LLC (formerly, WSP Holdco LLC)	Series Z Units				5/20/2024	N/A	164	163,748	57,441	0.0%	(6)
Total Wholesale								3,937,748	57,441	0.0%
Total Equity								9,748,921	5,961,599	2.3%
Total Non-controlled/Non-affiliated investments								$531,319,673	517,910,117	197.3%	(16)
Liabilities in Excess of Other Assets									(255,403,056)	-97.3%
Total Net Assets									$262,507,061	100.0%
(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the 1940 Act, unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a r13,220,491ate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of December 31, 2024, the 1-Month SOFR or “1M SOFR” was 4.33%, the 3-Month SOFR or “3M SOFR” was 4.31%, the 6-Month SOFR or “6M SOFR” was 4.25%,and the Federal Funds Rate or “FFR” was 4.33%.
(3)
The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, using the effective interest method.
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as "valuation designee" in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Board. Although the Board designated the Adviser as "valuation designee," the Board ultimately is responsible for fair value determinations under the 1940 Act. See Note 2 to the consolidated financial statements.
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
(18)
Investment is non-income producing.
(19)
Totals may not sum due to rounding.
(20)
As of December 31, 2024, the Company and other lenders were in negotiations with Zips Car Wash, LLC to restructure the loan.
(21)
Represents a term loan with delayed settlement. This security does not earn interest while it is unsettled. The maturity date will be determined at the settlement of the trade.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Onex Direct Lending BDC Fund (the “Company”, “we”, “us”, or “our”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company commenced operations on October 1, 2021.

On August 25, 2021, the Company formed a wholly-owned blocker entity, Onex Direct Lending BDC Blocker LLC (the “ODL Blocker”), which holds certain of the Company’s portfolio equity investments. On September 21, 2021, the Company formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Direct Lending BDC SPV, LLC (the “ODL SPV”), which holds certain of the Company’s portfolio loan investments that are used as collateral for its debt financing facility. On December 13, 2022, the Company formed a wholly-owned entity, Connect America OFDL BDC Holdings, LLC (the “OFDL Holdings”), which holds certain of the Company's portfolio equity investments.

Effective March 5, 2024, Falcon Investment Advisors, LLC, the Company’s prior investment adviser (the “Prior Adviser”), assigned the Investment Advisory Agreement (as defined below) to Onex Credit Advisor, LLC (the “Adviser”). The Company is managed by the Adviser. The Adviser, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Adviser also provides administrative services necessary for the Company to operate.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. These unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended December 31, 2024, as filed with the SEC. The Company is considered an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies.

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

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by investment professionals of Onex Credit, an affiliate of the Adviser, that are responsible for the portfolio investment;
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

When the Company determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company intends to update the value of securities with reliable market quotes to the most recent market quote. For securities without reliable market quotes, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board.

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

For the three months ended March 31, 2025 and 2024, the Company incurred administrative fees of $0.3 million and $0.3 million, respectively.

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

For the three months ended March 31, 2025 and 2024, management fees were $0.8 million and $0.8 million, respectively.

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

For the three months ended March 31, 2025 and 2024, incentive fees were $0.1 million and $1.2 million, respectively.

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

For the three months ended March 31, 2024, the Company reimbursed $0.5 million to the Prior Adviser and the Prior Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

Shares held by Affiliated Accounts

As of March 31, 2025 and December 31, 2024, certain entities affiliated with the Company held shares of the Company. As of March 31, 2025 and December 31, 2024, the Adviser and its affiliate held an aggregate of 1,890,549 and 1,890,547 shares (includes shares held by Convex Re Limited, a Bermuda corporation, which is indirectly controlled by Onex Corporation), approximately 17.5% and 16.8% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$535,413,538	$517,825,319	$521,570,752	$511,948,518
Equity	9,748,921	5,640,224	9,748,921	5,961,599
Total Investments	$545,162,459	$523,465,543	$531,319,673	$517,910,117

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2025 and December 31, 2024, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Aerospace & Defense	$806,309	0.2%	$811,879	0.2%
Automotive	20,095,727	3.8%	5,368,036	1.0%
Beverage, Food & Tobacco	17,417,389	3.3%	13,466,798	2.6%
Business Services	101,409,113	19.4%	99,980,747	19.3%
Chemicals	7,769,032	1.5%	7,829,040	1.5%
Construction & Building	29,019,284	5.5%	13,408,154	2.6%
Consumer Goods: Durable	43,443,998	8.3%	46,159,906	8.9%
Consumer Goods: Non-durable	20,516,909	3.9%	25,889,462	5.0%
Consumer Services	8,360,259	1.6%	9,112,325	1.8%
Containers, Packaging & Glass	236,908	— (1)	241,948	— (1)
Financial Services	11,957,629	2.3%	11,871,330	2.3%
Forest Products & Paper	10,688,604	2.0%	10,668,898	2.1%
Healthcare & Pharmaceuticals	86,718,256	16.6%	86,537,327	16.7%
High Tech Industries	90,591,171	17.3%	97,769,103	18.9%
Insurance	36,031,796	6.9%	34,162,653	6.6%
Sovereign & Public Finance	4,992,442	1.0%	19,955,019	3.9%
Transportation: Cargo	24,209,531	4.6%	24,351,758	4.7%
Wholesale	9,201,186	1.8%	10,325,734	1.9%
Total Investments	$523,465,543	100.0%	$517,910,117	100.0%
(1)
Represents less than 0.1%.

	March 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
United States	$522,596,703	99.8%	$516,849,911	99.8%
Canada	868,840	0.2%	1,060,206	0.2%
Total Investments	$523,465,543	100.0%	$517,910,117	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$147,874,957	$369,950,362	$517,825,319
Equity	—	—	5,640,224	5,640,224
Total Investments	$—	$147,874,957	$375,590,586	$523,465,543

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$107,813,248	$404,135,270	$511,948,518
Equity	—	—	5,961,599	5,961,599
Total Investments	$—	$107,813,248	$410,096,869	$517,910,117

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2025	$404,135,270	$5,961,599	$410,096,869
Purchases and drawdowns of investments	3,512,199	—	3,512,199
Proceeds from principal pre-payments and sales of investments	(35,991,614)	—	(35,991,614)
Payment-in-kind	826,945	—	826,945
Net accretion of discount on investments	750,380	—	750,380
Net change in unrealized appreciation (depreciation) on investments	(3,783,098)	(321,375)	(4,104,473)
Net realized gain (loss) on investments	500,280	—	500,280
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of March 31, 2025	$369,950,362	$5,640,224	$375,590,586
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,419,703)	$(321,375)	$(3,741,078)

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

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of March 31, 2025 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$300,805,181	Discounted cash flow	Discount rate	4.8% - 9.3% (6.4%)	Decrease
	46,237,178	Yield analysis	Market yield	9.9% - 16.9% (12.1%)	Decrease
	21,720,282	Enterprise value waterfall	EBITDA multiple	9.3x - 11.6x (11.5x)	Increase
	1,187,721	Recent transactions	Transaction price	N/A	N/A
Equity	4,771,384	Enterprise value waterfall	EBITDA multiple	8.8x - 14.3x (13.4x)	Increase
	868,840	Recent transactions	Transaction price	N/A	N/A
$375,590,586

As of March 31, 2025, the valuation method used for certain investments classified as “Business Services” amounting to $0.9 million changed from the enterprise value waterfall method to recent transactions. The change was due to an offer received to buyback the position.

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

Debt obligations consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SMBC Facility	$300,000,000	$279,000,000	$300,000,000	$249,000,000
Revolving OCF II Loan	80,000,000	—	80,000,000	—
	$380,000,000	$279,000,000	$380,000,000	$249,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three months ended March 31, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$4,183,708	$5,428,775
Amortization of deferred financing costs	131,476	277,917
Total interest and credit facility expense	$4,315,184	$5,706,692
Average debt outstanding	$255,846,154	$271,967,391
Weighted average interest rate	6.5%	7.4%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the three months ended March 31, 2025:

Period Ended	Shares Issued	Proceeds Received
March 31, 2025	151,338	$3,539,803
	151,338	$3,539,803

The following table summarizes the total shares issued and proceeds received during the three months ended March 31, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
	21,853	$532,335

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

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
			$0.55	$5,938,647	21,994

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
			$0.77	$8,116,595	79,402

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

The following table presents the share repurchases completed during the three months ended March 31, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	—
				575,562

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

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net increase in net assets resulting from operations	$380,599	$8,146,574
Weighted average common shares outstanding—basic and diluted	11,056,433	10,844,459
Net increase in net assets resulting from operations per common share—basic and diluted	$0.03	$0.75

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

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of March 31, 2025 and December 31, 2024, there were deferred tax assets of $0.8 million and $0.8 million, offset by valuation allowances of $0.8 million and $0.8 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per share data:
Net asset value, beginning of period	$23.39	$24.36
Results of operations:
Net investment income (loss) (1)	0.71	0.76
Net realized and unrealized gain (loss) (6)	(0.67)	0.01
Net increase (decrease) in net assets resulting from operations (1)	0.04	0.77
Shareholder distributions: (2)
Distributions from net investment income	(0.55)	(0.77)
Net decrease in net assets resulting from shareholder distributions	(0.55)	(0.77)
Net asset value, end of period	$22.88	$24.36
Shares outstanding, end of period	10,819,533	10,620,435
Total return based on net asset value (3)	0.2%	3.2%
Ratio/Supplemental Data:
Net assets, end of period	$247,540,836	$258,702,759
Ratio of net investment income (loss) after excise tax to average net assets (4)	12.47%	14.19%
Ratio of total expenses after excise tax to average net assets (4)	9.44%	11.46%
Ratio of net expenses after excise tax to average net assets (4)	9.44%	11.64%
Average debt outstanding	$255,846,154	$271,967,391
Portfolio turnover	12%	3%
Total amount of senior securities outstanding	$279,000,000	$262,000,000
Asset coverage per unit (5)	$1,887	$1,987

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

(4)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses and waivers, such as organization and offering costs and reimbursement of expense support to the Prior Adviser, is annualized. Net expenses include reimbursement of expense support to the Prior Adviser for the three months ended March 31, 2024.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2025, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company's conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$9,471,402	$11,734,864
Unfunded revolver obligations	14,318,479	13,819,371
	$23,789,881	$25,554,235

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

On April 17, 2025, the Company approved and ratified the Company’s entry into an amended and restated revolving loan agreement (“A&R Revolving OCF II Loan”) between the Company and OCF II. Under the A&R Revolving OCF II Loan, the applicable margin was decreased from 2.60% per annum to 1.65% per annum.

On May 7, 2025, the Board declared a quarterly dividend of $0.54 per share for the Company’s shareholders of record as of May 13, 2025, payable on June 18, 2025.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of March 31, 2025 and December 31, 2024, the total amount of non-qualifying assets to total assets was approximately 8.9% and 9.1%, respectively.

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

On August 25, 2021, we formed a wholly-owned blocker entity, Onex Direct Lending BDC Blocker LLC, which holds certain of our portfolio equity investments. On September 21, 2021, we formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Direct Lending BDC SPV, LLC, which holds certain of our portfolio loan investments that are used as collateral for our debt financing facility. On December 13, 2022, we formed a wholly-owned entity, Connect America OFDL BDC Holdings, LLC, which holds certain of our portfolio equity investments.

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

Portfolio and Investment Activity

As of March 31, 2025, we had investments in 60 portfolio companies with an aggregate fair value of $523.5 million. As of March 31, 2025 and December 31, 2024, the total amount of non-qualifying assets to total assets was approximately 8.9% and 9.1%, respectively.

Our investment activity for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Investments made in portfolio companies	$74,871,132	$16,026,952
Investments repayments	(63,658,972)	(59,389,830)
Net investment activity	$11,212,160	$(43,362,878)
Portfolio companies at beginning of year or period	50	30
Number of investments in new portfolio companies	11	2
Number of exited portfolio companies	1	3
Portfolio companies at end of year or period	60	29
Percentage of investment commitments at floating rates	98.9%	100.0%
Percentage of investment commitments at fixed rates	1.1%	—
Weighted average contractual interest rate of investments based on par	9.87%	12.02%

The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2025:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.5%	Business Services	19.4%
Medallia, Inc.	4.9%	High Tech Industries	17.3%
MMS Bidco LLC	4.7%	Healthcare & Pharmaceuticals	16.6%
BCDI Meteor Acquisition, LLC	4.6%	Consumer Goods: Durable	8.3%
APT Opco, LLC	4.0%	Insurance	6.9%
Keystone Purchaser, LLC	3.9%	Construction & Building	5.5%
Hy Cite Enterprises, LLC	3.7%	Transportation: Cargo	4.6%
Apryse Software Corp	3.8%	Consumer Goods: Non-durable	3.9%
Spark DSO, LLC	3.1%	Automotive	3.8%
Axiom Global Inc.	2.8%	Beverage, Food & Tobacco	3.3%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.6%	Business Services	19.3%
Medallia, Inc.	4.9%	High Tech Industries	18.9%
BCDI Meteor Acquisition, LLC	4.7%	Healthcare & Pharmaceuticals	16.7%
MMS Bidco LLC	4.7%	Consumer Goods: Durable	8.9%
Hy Cite Enterprises, LLC	4.2%	Insurance	6.6%
APT Opco, LLC	4.1%	Consumer Goods: Non-durable	5.0%
Keystone Purchaser, LLC	4.0%	Transportation: Cargo	4.7%
S4T Holdings Corp.	3.9%	Sovereign & Public Finance	3.9%
Wellful Inc.	3.4%	Construction & Building	2.6%
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	3.4%	Beverage, Food & Tobacco	2.6%

The industry composition of our portfolio at fair value at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Aerospace & Defense	0.2%	0.2%
Automotive	3.8%	1.0%
Beverage, Food & Tobacco	3.3%	2.6%
Business Services	19.4%	19.3%
Chemicals	1.5%	1.5%
Construction & Building	5.5%	2.6%
Consumer Goods: Durable	8.3%	8.9%
Consumer Goods: Non-durable	3.9%	5.0%
Consumer Services	1.6%	1.8%
Containers, Packaging & Glass	— (1)	— (1)
Financial Services	2.3%	2.3%
Forest Products & Paper	2.0%	2.1%
Healthcare & Pharmaceuticals	16.6%	16.7%
High Tech Industries	17.3%	18.9%
Insurance	6.9%	6.6%
Sovereign & Public Finance	1.0%	3.9%
Transportation: Cargo	4.6%	4.7%
Wholesale	1.8%	1.9%
Total Investments	100.0%	100.0%

(1) Represents less than 0.1%

As of March 31, 2025 and December 31, 2024, our investments consisted of the following:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$535,413,538	$517,825,319	$521,570,752	$511,948,518
Equity	9,748,921	5,640,224	9,748,921	5,961,599
Total Investments	$545,162,459	$523,465,543	$531,319,673	$517,910,117

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing	$508,917,800	97.2%	$501,553,914	96.8%
Non-accrual	14,547,743	2.8%	16,356,203	3.2%
Total Investments	$523,465,543	100.0%	$517,910,117	100.0%

Results of Operations

Our operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Total investment income	$13,978,569	$17,292,275
Net expenses before excise tax	6,119,826	9,052,289
Net investment income before excise tax	7,858,743	8,239,986
Excise tax expense	23,111	—
Net investment income after excise tax	7,835,632	8,239,986
Net realized and unrealized gain (loss)	(7,455,033)	(93,412)
Net increase in net assets resulting from operations	$380,599	$8,146,574
Net investment income per common share—basic and diluted	$0.71	$0.76
Net increase in net assets resulting from operations per common share—basic and diluted	$0.03	$0.75

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

Investment income for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Interest income	$13,009,748	$16,105,033
Payment-in-kind interest income	859,906	602,748
Dividend income	103,602	—
Other income	5,313	584,494
Total investment income	$13,978,569	$17,292,275
Weighted average contractual interest rate on performing interest bearing investments	9.87%	12.02%
Weighted average contractual interest rate on all interest bearing investments	9.87%	12.02%

For the three months ended March 31, 2025 and 2024, we have generated interest income, including PIK, of $13.9 million and $16.7 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income decreased primarily as a result of the unscheduled paydowns and repricings of certain investments in our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par at March 31, 2025 and 2024 were as follows:

	March 31,
	2025	2024
Average position size of portfolio (in millions)	$7.5	$12.2
Weighted average contractual interest rate of investments based on par	9.87%	12.02%

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

Expenses

Expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Management fee	$765,741	$810,205
Incentive fee	134,826	1,177,141
Administration fee	340,898	250,000
Professional fees	286,361	433,073
Trustees’ fees	46,431	43,000
Interest and credit facility expense	4,315,184	5,706,692
Other general and administrative expense	230,385	132,178
Total Expenses	6,119,826	8,552,289
Reimbursement of expense support to Prior Adviser	—	500,000
Net Expenses	$6,119,826	$9,052,289

Total expenses, including reimbursement of expense support to the Prior Adviser, were $6.1 million and $9.1 million for the three months ended March 31, 2025 and 2024, respectively. Prior to July 1, 2023, we paid our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. Beginning on July 1, 2023, we pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SPV Facility and SMBC Facility is based on the average debt outstanding. Interest expense decreased primarily due to the decrease in average principal amount of debt outstanding and weighted average interest rate as a result of the decrease in SOFR and lower base rate on the SMBC Facility as compared to the SPV Facility.

For the three months ended March 31, 2024, we reimbursed the Prior Adviser $0.5 million, and the remaining balance of $0.9 million was permanently waived by the Prior Adviser.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $63.7 million and $59.4 million during the three months ended March 31, 2025 and 2024, from which we realized net gains (losses) totaling $0.8 million and $1.1 million, respectively. We recognized gains on partial principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Sales, repayments or exits of investments	$63,658,972	$59,389,830
Net realized gains (losses) on investments:
Gross realized gains	$1,120,230	$1,110,970
Gross realized losses	(287,903)	—
Net realized gains (losses) on investments	$832,327	$1,110,970

The net realized gains (losses) on investments for the three months ended March 31, 2025 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Wellful Inc.	$243,071
SailPoint Technologies Holdings Inc.	222,389
Commscope, LLC	148,826
S4T Holdings Corp.	110,733
Foundation Risk Partners, Corp.	99,992
Other	7,316
Net realized gain (loss) on investments	$832,327

The net realized gains (losses) on investments for the three months ended March 31, 2024 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Crash Champions Intermediate, LLC	$515,255
Kelso Industries LLC	317,799
Project Cloud Holdings, LLC	145,620
Zips Car Wash, LLC	62,308
Other	69,988
Net realized gain (loss) on investments	$1,110,970

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Unrealized appreciation	$836,575	$2,670,031
Unrealized depreciation	(9,123,935)	(3,874,413)
Net change in unrealized appreciation (depreciation) on investments	$(8,287,360)	$(1,204,382)

For the three months ended March 31, 2025, the net change in unrealized depreciation on investments was $8.3 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $1.2 million for the three months ended March 31, 2024 primarily driven by a net depreciation in loans and equity.

The change in unrealized appreciation or depreciation on investments for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
Portfolio Company	2025	2024
Accession Risk Management Group, Inc.	$(19,931)	$—
AIT Worldwide Logistics Holdings, Inc.	(57,386)	—

	Three Months Ended March 31,
Portfolio Company	2025	2024
Amplity Parent, Inc.	(1,037,906)	(444,400)
AmSpec Parent, LLC	(14,493)	—
Apryse Software Corp	—	23,774
APT Opco, LLC	(47,927)	21,465
Asurion, LLC	(40,551)	—
Axiom Global Inc.	(827)	—
BCDI Meteor Acquisition, LLC	(78,075)	143,456
BCP V Everise Acquisition LLC	(332,145)	(23,826)
BCPE North Star US Holdco 2, Inc.	32,266	—
Bullhorn, Inc.	(13,580)	51,692
Burgess Point Purchaser Corporation	(37,263)	—
Cardinal Parent, Inc.	20,366	—
Celerion Buyer, Inc.	(24,835)	(20,622)
Chromalloy Corporation	(4,198)	—
Commscope, LLC	(201,095)	—
Connect America.com, LLC	(441,910)	182,381
CoolSys, Inc.	(801,159)	—
Cornerstone Building Brands, Inc.	(386,493)	—
Cornerstone OnDemand, Inc.	(83,010)	—
Crash Champions Intermediate, LLC	—	(495,791)
CP Atlas Buyer, Inc.	(170,438)	—
DexKo Global Inc.	(95,405)	—
DTI Holdco, Inc.	(56,123)	—
The Edelman Financial Engines Center, LLC	(15,251)	—
Ellucian Holdings Inc.	(26,014)	—
FINThrive Software Intermediate Holdings, Inc.	(1,790)	—
Foundation Risk Partners, Corp.	(281,308)	91,437
GS AcquisitionCo, Inc.	—	109,437
Hexion Holdings Corporation	(83,398)	—
Hy Cite Enterprises, LLC	(69,885)	(76,987)
IMB Midco LLC	(1,488,397)	(1,970,788)
Jackson Paper Manufacturing Company	84	(318,794)
Kelso Industries LLC	—	7,955
KeyData Associates Inc.	(191,366)	155,377
Keystone Purchaser, LLC	(67,514)	302,606
LSCS Holdings, Inc.	7,691	—
Mannington Mills, Inc.	17,393	—
KUEHG Corp.	—	(937)
Medallia, Inc.	(32,490)	159,678
MH Sub I, LLC	(171,038)	—
Milestone Technologies, Inc.	288,159	50,589
MIS Acquisition, LLC	196,206	248,417
MMS Bidco LLC	(27,804)	36,164
Montana Buyer Inc.	(9,733)	107,118
Nielsen Consumer Inc.	(88,983)	—
ONBE, Inc.	(7,431)	—
OneZero Financial Systems, LLC	5,905	—
Pansophic Learning Ltd.	—	(27,374)
Plaskolite PPC Intermediate II LLC	14,644	—
Project Alpha Intermediate Holding, Inc.	(66,017)	—
Project Cloud Holdings, LLC	(15,576)	157,377
RealTruck Group, Inc.	(87,796)	—
S4T Holdings Corp.	(85,212)	16,884
SailPoint Technologies Holdings Inc.	(230,289)	(20,773)
Spark DSO, LLC	(13,596)	47,300
Steele Solutions, Inc.	253,861	(271,348)
Summer (BC) Bidco B LLC	(2,148)	—
Teneo Holdings LLC	(70,068)	—
The Ultimus Group Midco, LLC	(5,423)	(6,570)
Valcour Packaging, LLC	(4,895)	—

	Three Months Ended March 31,
Portfolio Company	2025	2024
Victra Holdings, LLC	(32,722)	—
Wellful Inc.	(1,366,545)	(196,203)
Zips Car Wash, LLC	(636,496)	756,924
Net change in unrealized appreciation (depreciation) on investments	$(8,287,360)	$(1,204,382)

During the three months ended March 31, 2025 and 2024, we recognized net unrealized gains (losses) on foreign currency of $0 and $(20.7) thousand, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2025 and 2024, the net increase in net assets resulting from operations was $0.4 million and $8.1 million or $0.03 and $0.75 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of March 31, 2025, our asset coverage ratio was 188.7%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of March 31, 2025 we had $14.1 million in cash and cash equivalents on hand, plus $21.0 million and $80.0 million available to us under our borrowing facilities with SMBC and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the short term and for the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the three months ended March 31, 2025:

Period Ended	Shares Issued	Proceeds Received
March 31, 2025	151,338	$3,539,803
	151,338	$3,539,803

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

The following table presents the share repurchases completed during the three months ended March 31, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	—
				575,562
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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
			$0.55	$5,938,647	21,994

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
			$0.77	$8,116,595	79,402

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 188.7% and 205.4%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of March 31, 2025:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$279,000,000	$—	$—	$279,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$279,000,000	$—	$—	$279,000,000	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2024:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$249,000,000	$—	$—	$249,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$249,000,000	$—	$—	$249,000,000	$—

The weighted average interest rate on the aggregate principal amount outstanding was 6.5% for the three months ended March 31, 2025 and 7.2% for the year ended December 31, 2024.

The ratio of total principal amount of debt outstanding to shareholders' equity as of March 31, 2025 was 1.13:1.00 compared to 0.95:1.00 as of December 31, 2024.

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

Revolving Loan Agreement

On September 8, 2022, we entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity could advance an Onex Loan to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. On May 5, 2023, we terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan, whereby OCF II may advance an Onex Loan II to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each OCF II Loan of the day falling two years after the funding of such OCF II Loan. We are required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to us. The Revolving OCF II Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under an OCF II Loan will bear interest at SOFR plus a spread of 2.60%. On April 17, 2025, the Company approved and ratified the Company’s entry into an A&R Revolving OCF II Loan between the Company and OCF II. Under the A&R Revolving OCF II Loan, the applicable margin was decreased from 2.60% per annum to 1.65% per annum.

Related Party Transactions

We have entered into certain contracts with affiliated or related parties. In particular, we entered into (1) an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we pay our Adviser an annual base management fee based on our total assets, excluding cash and cash equivalents, and incentive fees based on our performance and (2) an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” for a description of our obligations under these agreements. We also entered into an Expense Support Agreement with the Adviser, whereby the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser if certain conditions are met. We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. See “Note 3. Related Party Transactions – Expense Support Agreement” for a description of our obligations under this agreement. We also entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity could advance amounts to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. On May 5, 2023, we terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan, whereby OCF II may advance an Onex Loan II to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each OCF II Loan of the day falling two years after the funding of such OCF II Loan. We are required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to us. The Revolving OCF II Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under the OCF II Loan will bear interest at SOFR plus a spread of 2.60%. On April 17, 2025, the Company approved and ratified the Company’s entry into an A&R Revolving OCF II Loan between the Company and OCF II. Under the A&R Revolving OCF II Loan, the applicable margin was decreased from 2.60% per annum to 1.65% per annum.

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

As of March 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$9,471,402	$11,734,864
Unfunded revolver obligations	14,318,479	13,819,371
	$23,789,881	$25,554,235

Recent Developments

On April 1, 2025, we issued, in connection with our private placement of our common shares, 4,371 common shares for an aggregate amount of $0.1 million.

On May 7, 2025, the Board declared a quarterly dividend of $0.54 per share for the Company’s shareholders of record as of May 13, 2025, payable on June 18, 2025.

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

Value, as defined in Section 2(a)(41) of the 1940 Act, is (1) the market price for those securities for which a market quote is readily available and (2) for all other securities and assets, fair value as determined in good faith by our Adviser, as “valuation designee,” pursuant to procedures approved by our Board. The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Although the Board designated our Adviser as “valuation designee,” the Board ultimately is responsible for fair value determinations under the 1940 Act.

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

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotes to the most recent market quote. For securities without reliable market quotes, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser’s valuation team determines such a change has occurred with respect to one or more investments, the Adviser’s valuation team will determine whether to update the value for each relevant investment, using positive assurance from an independent valuation firm where applicable in accordance with our valuation policy, pursuant to authority delegated by the Board.

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

Uncertainty with respect to the economic effects of interest rates, inflation, the war between Russia and Ukraine, the war between Israel and Hamas, the lingering effects of the COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—Risks Related to Our Business and Structure—General economic conditions could adversely affect the performance of our investments,” “Risk Factors—Risks Related to Our Business and Structure—The failure of major financial institutions, namely banks, or sustained financial market illiquidity, could adversely affect our and/or our portfolio companies’ businesses and results of operations” and “Risk Factors—Risks Related to Our Business and Structure—The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the war between Israel and Hamas may have a material adverse impact on us and our portfolio companies.” in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2025 and December 31, 2024, 99% and 99%, respectively, of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2025 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$15,186,675	$8,370,000	$6,816,675
Up 200 Basis Points	10,124,450	5,580,000	4,544,450
Up 100 Basis Points	5,062,225	2,790,000	2,272,225
Down 100 Basis Points	(5,062,225)	(2,790,000)	(2,272,225)
Down 200 Basis Points	(10,124,450)	(5,580,000)	(4,544,450)
Down 300 Basis points	(15,118,344)	(8,370,000)	(6,748,344)

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Tariffs may adversely affect us or our portfolio companies

Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect their results of operations. We cannot predict to what extent, any tariff or other trade protections may affect us or our portfolio companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended March 31, 2025.

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

The following table presents the share repurchases completed during the three months ended March 31, 2025:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan (1)
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	—

(1)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1

Amended and Restated Revolving Loan Agreement, dated February 20, 2025, by and between Onex Direct Lending BDC Fund and Onex Credit Finance II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2025).

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

_______________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX DIRECT LENDING BDC FUND

May 9, 2025	By:	/s/ Ronnie Jaber
	Name:	Ronnie Jaber
	Title:	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)

May 9, 2025	By:	/s/ Albert Siu
	Name:	Albert Siu
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Controller)