Form 10-Q
period 2025-06-30
Onex Direct Lending BDC Fund
filed 2025-08-08
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

OR

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

The issuer had 10,300,278 common shares of beneficial interest, $0.001 par value per share, outstanding as of August 5, 2025.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2025	December 31, 2024
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $493,818,509 and $531,319,673, respectively)	$468,088,797	$517,910,117
Cash and cash equivalents	21,210,038	23,631,682
Restricted cash	1,017,658	667,501
Interest and other receivables	4,123,305	8,289,523
Prefunded purchases of investments	4,274,887	—
Receivable for investments sold	10,491,875	7,990,278
Deferred financing costs (net of $395,889 and $131,476 in amortized expenses, respectively)	2,271,611	2,536,024
Prepaid expenses	108,482	266,057
Total Assets	511,586,653	561,291,182
Liabilities:
Credit facility (Note 5)	259,000,000	249,000,000
Payable for investments purchased	15,503,369	39,386,337
Management fee payable (Note 3)	725,870	830,616
Incentive fee payable (Note 3)	744,134	1,037,239
Administration fee payable (Note 3)	666,111	1,054,592
Interest payable	2,921,379	4,055,888
Accrued expenses and other liabilities	578,333	3,419,449
Total Liabilities	280,139,196	298,784,121
Commitments and Contingencies (Note 10)	—	—
Net Assets	$231,447,457	$262,507,061
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 10,295,385 and 11,221,763 shares issued and outstanding, respectively)	$10,295	$11,223
Additional paid-in capital	259,747,541	281,147,301
Accumulated distributable earnings (losses)	(28,310,379)	(18,651,463)
Net Assets	$231,447,457	$262,507,061
Net Asset Value Per Share	$22.48	$23.39

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$11,912,035	$14,790,040	$24,921,783	$30,895,073
Payment-in-kind interest income	645,162	608,353	1,505,068	1,211,101
Dividend income	—	—	103,602	—
Other income	395,268	340,289	400,581	924,783
Total Investment Income	12,952,465	15,738,682	26,931,034	33,030,957
Expenses:
Management fee	725,870	788,189	1,491,611	1,598,394
Incentive fee	744,133	711,287	878,959	1,888,428
Administration fee	219,257	250,000	560,155	500,000
Professional fees	295,102	302,528	581,463	735,601
Trustees’ fees	43,000	46,708	89,431	89,708
Interest and credit facility expense	4,246,926	5,212,515	8,562,110	10,919,207
Other general and administrative expense	189,277	213,605	419,662	345,783
Total Expenses before Excise Tax	6,463,565	7,524,832	12,583,391	16,077,121
Reimbursement of expense support to Prior Adviser	—	—	—	500,000
Net Expenses before Excise Tax	6,463,565	7,524,832	12,583,391	16,577,121
Net Investment Income (Loss) before Excise Tax	6,488,900	8,213,850	14,347,643	16,453,836
Excise tax expense	—	—	23,111	—
Net Investment Income (Loss) after Excise Tax	6,488,900	8,213,850	14,324,532	16,453,836
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	(1,004,192)	(2,755,997)	(171,865)	(1,645,027)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(4,032,796)	(2,157,328)	(12,320,156)	(3,361,710)
Net realized and unrealized gain (loss)	(5,036,988)	(4,913,325)	(12,492,021)	(5,006,737)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,451,912	$3,300,525	$1,832,511	$11,447,099
Net investment income (loss) per common share —Basic and Diluted	$0.62	$0.77	$1.33	$1.53
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$0.14	$0.31	$0.17	$1.07
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	10,531,607	10,615,859	10,792,438	10,730,759

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares			Total Distributable
Three Months Ended June 30, 2025	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of March 31, 2025	10,819,533	$10,820	$271,739,527	$(24,209,511)	$247,540,836
Net investment income (loss)	—	—	—	6,488,900	6,488,900
Net realized gain (loss) on investments	—	—	—	(1,004,192)	(1,004,192)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,032,796)	(4,032,796)
Issuance of common shares	4,371	4	99,996	—	100,000
Redemption of common shares	(540,977)	(541)	(12,377,013)	—	(12,377,554)
Distributions to shareholders	—	—	—	(5,552,780)	(5,552,780)
Shares issued in connection with dividend reinvestment plan	12,458	12	285,031	—	285,043
Balance as of June 30, 2025	10,295,385	$10,295	$259,747,541	$(28,310,379)	$231,447,457

	Common Shares			Total Distributable
Three Months Ended June 30, 2024	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of March 31, 2024	10,620,435	$10,622	$266,563,774	$(7,871,637)	$258,702,759
Net investment income (loss)	—	—	—	8,213,850	8,213,850
Net realized gain (loss) on investments	—	—	—	(2,755,997)	(2,755,997)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,157,328)	(2,157,328)
Issuance of common shares	158,415	158	3,858,842	—	3,859,000
Redemption of common shares	(314,031)	(314)	(7,649,475)	—	(7,649,789)
Distributions to shareholders	—	—	—	(7,325,374)	(7,325,374)
Shares issued in connection with dividend reinvestment plan	50,065	50	1,219,547	—	1,219,597
Balance as of June 30, 2024	10,514,884	$10,516	$263,992,688	$(11,896,486)	$252,106,718

	Common Shares			Total Distributable
Six Months Ended June 30, 2025	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	11,221,763	$11,223	$281,147,301	$(18,651,463)	$262,507,061
Net investment income (loss)	—	—	—	14,324,532	14,324,532
Net realized gain (loss) on investments	—	—	—	(171,865)	(171,865)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(12,320,156)	(12,320,156)
Issuance of common shares	155,709	155	3,639,648		3,639,803
Redemption of common shares	(1,116,539)	(1,117)	(25,838,830)		(25,839,947)
Distributions to shareholders	—	—	—	(11,491,427)	(11,491,427)
Shares issued in connection with dividend reinvestment plan	34,452	34	799,422		799,456
Balance as of June 30, 2025	10,295,385	$10,295	$259,747,541	$(28,310,379)	$231,447,457

	Common Shares			Total Distributable
Six Months Ended June 30, 2024	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	11,196,319	$11,198	$280,591,727	$(7,901,616)	$272,701,309
Net investment income (loss)	—	—	—	16,453,836	16,453,836
Net realized gain (loss) on investments	—	—	—	(1,645,027)	(1,645,027)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,361,710)	(3,361,710)
Issuance of common shares	180,268	180	4,391,155		4,391,335
Redemption of common shares	(991,170)	(991)	(24,143,910)		(24,144,901)
Distributions to shareholders	—	—	—	(15,441,969)	(15,441,969)
Shares issued in connection with dividend reinvestment plan	129,467	129	3,153,716		3,153,845
Balance as of June 30, 2024	10,514,884	$10,516	$263,992,688	$(11,896,486)	$252,106,718

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,832,511	$11,447,099
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	171,865	1,645,027
Net change in unrealized (appreciation) depreciation on investments	12,320,156	3,361,710
Net accretion of discount on investments	(1,647,587)	(825,081)
Amortization of deferred financing costs	264,413	555,833
Payment-in-kind interest income	(1,505,068)	(1,211,101)
Purchases and drawdowns of investments	(119,825,357)	(70,791,018)
Sales and repayments of investments	160,307,311	103,361,349
(Increase) decrease in operating assets:
Interest and other receivables	4,166,218	(2,564,850)
Receivable for investments sold	(2,501,597)	—
Prefunded purchases of investments	(4,274,887)	—
Prepaid expenses	157,575	132,036
Increase (decrease) in operating liabilities:
Management fee payable	(104,746)	(76,758)
Incentive fee payable	(293,105)	(249,175)
Administration fee payable	(388,481)	(60,381)
Interest payable	(1,134,509)	(413,163)
Payable for investments purchased	(23,882,968)	26,157,603
Accrued expenses and other liabilities	(2,841,116)	(109,936)
Net cash provided by (used in) operating activities	20,820,628	70,359,194
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,639,803	4,391,335
Redemption of common shares	(25,839,947)	(24,144,901)
Distributions to shareholders	(10,691,971)	(12,288,124)
Borrowings on credit facility	111,000,000	18,000,000
Payments on credit facility	(101,000,000)	(55,000,000)
Net cash provided by (used in) financing activities	(22,892,115)	(69,041,690)
Net increase (decrease) in cash and cash equivalents	(2,071,487)	1,317,504
Cash and cash equivalents and restricted cash, beginning of period	24,299,183	12,555,591
Cash and cash equivalents and restricted cash, end of period	$22,227,696	$13,873,095

Supplemental and Non-Cash Information
Cash paid for interest	$9,432,206	$10,776,537
Reinvestments of distributions	799,456	3,153,845
Restructuring of portfolio investment	8,712,599	—

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$21,210,038	$13,873,095
Restricted cash	1,017,658	—
Total cash and cash equivalents and restricted cash	$22,227,696	$13,873,095

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

June 30, 2025

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.65%	11/25/2024	7/25/2029	6,949,096	$6,617,156	$5,970,247	2.6%	(5) (12)
DexKo Global Inc.	Closing Date Dollar Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	8.19%	2/10/2025	10/4/2028	4,626,131	4,393,555	4,438,264	1.9%	(5) (12)
RealTruck Group, Inc.	Second Amendment Incremental Term Loan	1M SOFR + 5.00%	0.75%	9.44%	3/7/2025	1/31/2028	6,840,365	6,811,596	6,255,514	2.7%	(5) (12)
Total Automotive								17,822,307	16,664,025	7.2%
Beverage, Food & Tobacco
BCPE North Star US Holdco 2, Inc.	Initial Term Loan (First Lien)	1M SOFR +4.00%	0.75%	8.44%	12/11/2024	6/9/2028	3,224,860	3,146,600	3,189,386	1.4%	(5) (12)
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.25%	1.00%	10.68%	6/5/2023	3/31/2029	11,048,702	10,835,922	10,937,110	4.7%	(5) (15)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.25%	1.00%	10.68%	6/5/2023	3/31/2028	1,220,339	1,220,339	1,208,014	0.5%	(8) (13) (15)
Total Beverage, Food & Tobacco								15,202,861	15,334,510	6.6%
Business Services
AmSpec Parent, LLC	Delayed Draw Term Loan	3M SOFR + 3.50%	—	—	12/20/2024	12/20/2031	—	(1,324)	1,667	0.0%	(7) (8) (11) (12) (13)
AmSpec Parent, LLC	Term Loan	3M SOFR + 3.50%	—	7.80%	12/12/2024	12/11/2031	1,733,333	1,724,721	1,744,167	0.8%	(5) (12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.75%	0.75%	9.13%	8/1/2024	10/2/2028	14,850,000	14,732,727	14,780,205	6.4%	(5)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	0.75%	9.34%	5/1/2024	8/11/2028	11,936,402	11,805,779	10,235,465	4.4%	(5) (9) (12)
DTI Holdco, Inc.	2025 Refinancing Term Loan (First Lien)	1M SOFR + 4.00%	—	8.33%	7/17/2024	4/26/2029	2,483,597	2,486,834	2,458,538	1.1%	(5) (12)
Milestone Technologies, Inc.	Term Loan	3M SOFR + 6.50%	1.00%	10.95%	12/7/2022	12/7/2028	12,977,586	12,811,697	12,684,293	5.5%	(5)
Milestone Technologies, Inc.	First Amendment Term Loan	3M SOFR + 6.50%	1.00%	10.95%	1/3/2024	12/7/2028	1,314,569	1,288,756	1,284,860	0.6%	(5)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 6.50%	1.00%	10.93%	12/7/2022	12/7/2028	362,069	344,301	327,000	0.1%	(8) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 4.75%	0.75%	9.08%	7/22/2022	7/22/2029	8,880,564	8,763,507	8,880,564	3.8%	(5)
Montana Buyer Inc.	Revolving Loan	PRIME + 4.00%	0.75%	—	7/22/2022	7/22/2028	—	(10,476)	—	0.0%	(8) (11) 13)
Nielsen Consumer Inc.	Eleventh Amendment Dollar Refinancing Term Loan	1M SOFR + 3.50%	0.50%	7.83%	6/18/2024	3/6/2028	2,728,786	2,731,811	2,734,762	1.2%	(5) (10) (12)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.83%	7/25/2024	7/25/2031	4,975,000	4,885,307	4,884,455	2.1%	(5)
Renaissance Holding Corp.	2024-2 Term Loan (First Lien)	3M SOFR + 4.00%	0.50%	8.28%	6/11/2025	4/5/2030	5,122,712	4,674,475	4,666,458	2.0%	(12)
Summer (BC) Bidco B LLC	Extended Facility B (USD)	3M SOFR + 5.00%	—	9.56%	2/7/2025	2/15/2029	3,740,554	3,742,412	3,763,931	1.6%	(5) (10) (12)
Teneo Holdings LLC	Initial Term Loan	1M SOFR + 4.75%	1.00%	9.08%	10/18/2024	3/13/2031	5,190,377	5,180,360	5,247,679	2.3%	(5) (12)
Total Business Services								75,160,887	73,694,044	31.8%
Chemicals
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	8.31%	12/19/2024	3/15/2029	2,977,500	2,965,105	2,974,701	1.3%	(5) (12)
Total Chemicals								2,965,105	2,974,701	1.3%
Construction & Building
Cornerstone Building Brands, Inc.	Tranche B Term Loan	1M SOFR + 3.25%	—	7.66%	3/7/2025	4/12/2028	4,974,026	4,603,426	4,455,907	1.9%	(5) (12)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
CP Atlas Buyer, Inc.	Term Loan B	1M SOFR + 3.75%	0.50%	8.18%	2/13/2025	11/23/2027	8,314,099	8,020,372	8,304,579	3.6%	(5) (12)
CP Atlas Buyer, Inc.	Incremental TL	1M SOFR + 5.25%	0.50%	9.58%	3/24/2025	11/23/2027	750,000	675,903	750,000	0.3%	(5) (12)
Foundation Building Materials, Inc.	2025 Incremental Term Loan (First Lien)	1M SOFR + 5.25%	—	9.55%	4/28/2025	1/29/2031	3,000,000	2,781,710	2,967,195	1.3%	(5) (12)
Mannington Mills, Inc.	Term Loan B	3M SOFR + 4.75%	—	9.05%	3/10/2025	3/25/2032	4,735,000	4,683,294	4,669,894	2.0%	(5) (12)
Total Construction & Building								20,764,705	21,147,575	9.1%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.40%	12/29/2022	6/29/2028	24,250,000	23,875,168	23,852,300	10.3%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	12.59%	11/12/2021	11/10/2026	19,208,842	19,041,731	19,208,842	8.3%	(5)
Total Consumer Goods: Durable								42,916,899	43,061,142	18.6%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.5%	1.75%	9.80%	10/11/2024	10/11/2029	4,981,250	4,981,250	4,981,250	2.2%	(5)
Wellful Inc.	Tranche A Term Loan	1M SOFR + 5.00%	1.00%	9.44%	12/31/2024	4/19/2030	7,478,362	7,478,362	7,459,666	3.2%	(5) (12)
Wellful Inc.	Tranche B Term Loan	1M SOFR + 6.25%	1.00%	—	12/19/2024	10/19/2030	—	53,941	—	0.0%	(5) (12)
Total Consumer Goods: Non-durable								12,513,553	12,440,916	5.4%
Consumer Services
Wash & Wax Holdings LLC	Initial Term Loan	12.00%	—	12.00% PIK	4/30/2025	7/30/2028	2,203,401	2,203,401	2,203,401	1.0%
Wash & Wax Systems LLC	Initial Term Loan	3M SOFR +5.50%	1.00%	9.98%	4/30/2025	4/30/2028	3,304,022	3,304,022	3,304,022	1.4%
Wash & Wax Systems LLC	Revolving Loan	3M SOFR +5.50%	1.00%	9.98%	4/30/2025	4/30/2028	4,319	4,319	4,319	0.0%	(7) (8) (13)
Total Consumer Services								5,511,742	5,511,742	2.4%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	1M SOFR + 5.25%	1.00%	9.56%	10/17/2024	10/4/2028	234,521	237,082	236,397	0.1%	(12)
Total Containers, Packaging & Glass								237,082	236,397	0.1%
Environmental Industries
Northstar Group Services, Inc.	Term B Loan (2024)	6M SOFR+4.75%	0.50%	8.88%	5/27/2025	5/31/2030	2,493,703	2,481,432	2,511,894	1.1%	(12)
Total Environmental Industries								2,481,432	2,511,894	1.1%
Financial Services
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.00%	0.75%	9.28%	10/7/2024	10/7/2031	1,918,269	1,901,126	1,910,596	0.8%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.00%	0.75%	9.28%	10/7/2024	10/7/2031	113,178	111,700	111,833	0.0%	(7) (8) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.00%	0.75%	—	10/7/2024	10/7/2031	—	(2,153)	(962)	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	9.58%	5/23/2024	10/6/2028	2,000,000	1,996,650	2,010,750	0.9%	(5) (12)
The Ultimus Group Midco, LLC	Term Loan	3M SOFR + 5.25%	0.75%	9.68%	3/7/2024	3/7/2031	7,912,560	7,845,168	7,912,560	3.4%	(5)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	3M SOFR + 5.25%	—	—	3/7/2024	3/7/2031	—	(4,845)	—	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	Revolving Loan	3M SOFR + 5.25%	—	—	3/7/2024	3/7/2030	—	(6,204)	—	0.0%	(7) (8) (11) (13)
Total Financial Services								11,841,442	11,944,777	5.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 7.25%	1.00%	11.67%	10/1/2021	8/26/2026	10,919,630	10,849,921	10,676,122	4.6%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(7,056)	(29,733)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,842,865	10,646,389	4.6%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	3M SOFR + 6.00%	1.00%	12.93% (2.50% PIK)	2/4/2022	1/31/2027	20,913,088	20,789,347	9,678,577	4.2%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	3M SOFR + 6.00%	1.00%	12.93% (2.50% PIK)	2/4/2022	1/31/2027	1,479,188	1,467,324	282,826	0.1%	(8) (13) (17)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
APT Opco, LLC	Term Loan A	3M SOFR + 6.50%	1.00%	11.06%	12/28/2021	12/28/2026	19,529,762	19,392,038	19,480,937	8.4%	(5)
APT Opco, LLC	Delayed Draw Term Loan	3M SOFR + 6.50%	1.00%	11.09%	12/28/2021	12/28/2026	1,512,798	1,506,424	1,509,016	0.7%	(5) (8) (13)
Bausch + Lomb Corporation	Term Loan B	1M SOFR + 4.25%	—	8.57%	6/18/2025	6/26/2030	4,000,000	3,980,000	4,012,520	1.7%	(10) (12)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR +5.00%	0.75%	9.26%	11/7/2022	11/5/2029	9,923,664	9,775,171	9,923,664	4.3%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR +5.00%	0.75%	—	11/7/2022	11/5/2029	—	(32,706)	—	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR +5.00%	0.75%	—	11/7/2022	11/3/2028	—	(16,056)	—	0.0%	(7) (8) (11) (13)
LSCS Holdings, Inc.	2025 Refinancing Term Loan (First Lien)	3M SOFR +4.50%	—	8.80%	2/21/2025	3/4/2032	1,635,900	1,627,789	1,608,294	0.7%	(5) (12)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.51%	6/30/2022	6/30/2029	24,312,500	24,078,010	24,159,331	10.4%	(5)
Spark DSO, LLC	First Lien Term Loan	3M SOFR + 3.90%	1.00%	12.20% (4.00% PIK)	2/9/2022	4/20/2026	15,875,670	15,845,078	15,704,213	6.8%	(5)
Spark DSO, LLC	Revolver	3M SOFR + 3.90%	1.00%	12.20% (4.00% PIK)	2/9/2022	4/20/2026	620,446	616,917	600,196	0.3%	(8) (13)
Total Healthcare & Pharmaceuticals								99,029,336	86,959,574	37.6%
High Tech Industries
Apryse Software Corp	Term Loan	3M SOFR + 5.00%	1.00%	9.05%	6/25/2025	6/26/2032	14,775,510	14,627,818	14,627,755	6.3%
Apryse Software Corp	Revolving Credit Facility	3M SOFR + 5.00%	1.00%	—	6/25/2025	6/26/2032	—	(12,221)	(12,245)	0.0%	(7) (8) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	9.33%	11/10/2021	10/1/2029	14,678,370	14,677,089	14,612,317	6.3%	(5) (10)
Commscope, LLC	Initial Term Loan	1M SOFR + 5.25%	2.00%	9.58%	10/30/2024	12/17/2029	4,791,123	4,765,221	4,856,498	2.1%	(5) (10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	8.19%	6/4/2024	10/16/2028	5,923,469	5,728,659	5,573,629	2.4%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche A Term Loan	1M SOFR + 5.25%	—	9.57%	3/7/2025	12/15/2028	1,990,000	2,003,779	1,994,975	0.9%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche B Term Loan	1M SOFR + 4.00%	—	8.32%	1/13/2025	12/15/2028	3,980,000	3,863,977	3,879,804	1.7%	(5) (12)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.50%	0.75%	10.82% (4.00% PIK)	10/29/2021	10/29/2028	26,999,591	26,768,521	24,839,624	10.7%	(5)
OID-OL Intermediate I, LLC	Initial First Out Term Loan (First Lien)	1M SOFR 6.00%	—	10.33%	6/11/2025	2/1/2029	7,000,000	7,221,820	7,224,595	3.1%	(12)
Project Alpha Intermediate Holding, Inc.	Incremental Second Lien Term Loan	1M SOFR + 5.00%	0.50%	9.30%	11/21/2024	5/9/2033	3,300,000	3,285,642	3,287,625	1.4%	(5) (12)
Victra Holdings, LLC	Fourth Amendment Incremental Term Loan	3M SOFR +4.25%	0.75%	8.55%	3/3/2025	3/31/2029	5,216,250	5,243,974	5,224,413	2.3%	(5) (12)
Total High Tech Industries								88,174,279	86,108,990	37.2%
Insurance
Accession Risk Management Group, Inc.	Term Loan	3M SOFR + 4.75%	0.75%	9.05%	10/30/2024	11/1/2029	3,773,381	3,745,602	3,750,881	1.6%	(9)
Accession Risk Management Group, Inc.	2024 Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	9.05%	8/15/2024	11/1/2029	510,000	510,828	532,500	0.2%	(7) (8) (13)
Accession Risk Management Group, Inc.	Supplemental Revolving Loan	3M SOFR + 4.75%	0.75%	—	8/15/2024	11/1/2029	—	(4,160)	—	0.0%	(7) (8) (11) (13)
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 4.75%	0.75%	9.05%	3/8/2023	10/29/2030	19,544,318	19,157,284	19,513,047	8.4%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	9.05%	3/8/2023	10/29/2030	9,133,977	9,058,449	9,119,363	3.9%	(5) (13)
Total Insurance								32,468,003	32,915,791	14.2%
Sovereign & Public Finance
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 5.00%	1.00%	9.33%	12/27/2021	12/28/2026	4,454,909	4,445,050	4,452,682	1.9%	(5) (13)
Total Sovereign & Public Finance								4,445,050	4,452,682	1.9%
Telecommunications
Crown Subsea Communications Holding, Inc.	2024 Term Loan	3M SOFR +4.00%	0.75%	8.33%	5/22/2025	1/30/2031	997,481	992,526	1,005,172	0.4%	(5) (12)
Total Telecommunications								992,526	1,005,172	0.4%
Transportation: Cargo

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
AIT Worldwide Logistics Holdings, Inc.	Add-on Term Loan B	3M SOFR + 4.00%	0.75%	8.26%	11/14/2024	4/8/2030	3,731,250	3,740,980	3,745,709	1.6%	(5) (12)
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	10.19%	2/1/2022	5/7/2027	20,760,582	20,536,577	20,401,424	8.8%	(5)
Total Transportation: Cargo								24,277,557	24,147,133	10.4%
Wholesale
IMB Midco LLC	Term Loan A	3M SOFR + 5.00%	—	9.43% (4.00% PIK)	5/20/2024	4/27/2028	10,188,498	8,808,201	8,125,327	3.5%	(5)
IMB Midco LLC	Term Loan B	8.00%	—	8.00% PIK	5/20/2024	4/27/2028	6,131,575	5,287,204	720,460	0.3%	(5) (17)
IMB Midco LLC	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(3,337)	(103,319)	0.0%	(7) (8) (11) (13)
Total Wholesale								14,092,068	8,742,468	3.8%

Total Debt Investments								481,739,699	460,499,922	199.0%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,385,100	0.6%	(16)
Total Business Services								1,500,000	1,385,100	0.6%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	2,580,171	1.1%	(14) (16)
Total Consumer Goods: Non-durable								3,131,511	2,580,171	1.1%
Consumer Services
Wash & Wax Holdings LLC	Class A Common Share							3,309,551	3,125,216	1.4%
Total Consumer Services								3,309,551	3,125,216	1.4%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	465,608	0.2%
Total Sovereign & Public Finance								200,000	465,608	0.2%
Wholesale
IMB Holdco LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series Z Units				5/20/2024	N/A	164	163,748	32,780	0.0%	(6) (16)
Total Wholesale								3,937,748	32,780	0.0%
Total Equity								12,078,810	7,588,875	3.3%
Total Non-controlled/Non-affiliated investments								$493,818,509	468,088,797	202.2%
Liabilities in Excess of Other Assets									(236,641,340)	-102.2%
Total Net Assets									$231,447,457	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of June 30, 2025, the 1-Month SOFR or “1M SOFR” was 4.32%, the 3-Month SOFR or “3M SOFR” was 4.29%, the 6-Month SOFR or “6M SOFR” was 4.15%, and the Prime Rate was 7.5%.
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

(10)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 5.9% of total assets as of June 30, 2025.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of June 30, 2025, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$9,000,000	$4,305,000	$21,619	$4,673,381
Accession Risk Management Group, Inc.	Revolver	1,000,000	—	—	1,000,000
Amplity Parent, Inc.	Revolver	2,227,032	1,479,188	—	747,844
AmSpec Parent, LLC	Delayed Draw Term Loan	266,667	—	—	266,667
Apryse Software Corp.	Revolver	1,224,490	—	—	1,224,490
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	—	—	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
IMB Midco LLC	Revolver	510,219	—	—	510,219
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	1,551,724	362,069	—	1,189,655
Montana Buyer Inc.	Revolver	2,450,000	—	1,421,647	1,028,353
OneZero Financial Systems, LLC	Delayed Draw Term Loan	336,538	113,462	—	223,076
OneZero Financial Systems, LLC	Revolver	240,385	—	—	240,385
Project Cloud Holdings, LLC	Revolver	1,220,339	1,220,339	—	—
Spark DSO, LLC	Revolver	2,500,000	620,446	625,000	1,254,554
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,192,369	—	—	1,192,369
The Ultimus Group Midco, LLC	Revolver	794,913	—	—	794,913
Wash & Wax Systems LLC	Revolver	215,949	4,319	—	211,630
		$29,516,643	$8,104,823	$2,068,266	$19,343,553
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See “Note 3. Related Party Transactions.”
(16)
Investment is non-income producing.
(17)
Loan was on non-accrual status as of June 30, 2025.
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
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of December 31, 2024, the 1-Month SOFR or “1M SOFR” was 4.33%, the 3-Month SOFR or “3M SOFR” was 4.31%, the 6-Month SOFR or “6M SOFR” was 4.25%, and the Federal Funds Rate or “FFR” was 4.33%.
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

The Company is managed by Onex Credit Advisor, LLC (the “Adviser”). The Adviser, subject to the overall supervision of the Board, provides investment advisory services to the Company. The Adviser also provides administrative services necessary for the Company to operate.

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

Note 3. Related Party Transactions

Administration Agreement

Pursuant to an agreement between the Company and the Prior Adviser (as defined below), effective September 16, 2021, as amended and restated on March 5, 2024 between the Company and the Adviser (the “Administration Agreement”), the Adviser (or, in such context, the “Administrator”) performs, oversees, or arranges for, the performance of administrative and compliance services necessary for the operations of the Company, which includes office facilities, equipment, bookkeeping and recordkeeping services and such other services as the Adviser, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

On August 6, 2025, the Board renewed the Administration Agreement. Unless earlier terminated as described herein, the Administration Agreement will remain in effect until August 6, 2026.

For the three months ended June 30, 2025 and 2024, the Company incurred administrative fees of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred administrative fees of $0.6 million and $0.5 million, respectively.

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

On August 6, 2025, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described herein, the Investment Advisory Agreement will remain in effect until August 6, 2026.

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

For the three months ended June 30, 2025 and 2024, management fees were $0.7 million and $0.8 million, respectively. For the six months ended June 30, 2025 and 2024, management fees were $1.5 million and $1.6 million, respectively.

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

For the three months ended June 30, 2025 and 2024, incentive fees were $0.7 million and $0.7 million, respectively. For the six months ended June 30, 2025 and 2024, incentive fees were $0.9 million and $1.9 million, respectively.

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

Expense Support Agreement

On September 15, 2021, the Company entered into the Expense Support Agreement with the Company’s prior investment adviser (the “Prior Adviser”).

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

For the three and six months ended June 30, 2024, the Company reimbursed zero and $0.5 million, respectively, to the Prior Adviser and the Prior Adviser agreed to permanently waive the remaining balance outstanding of $0.9 million. Accordingly, no amounts were eligible for reimbursement for the three and six months ended June 30, 2025.

Shares held by Affiliated Accounts

As of June 30, 2025 and December 31, 2024, certain entities affiliated with the Company held shares of the Company. As of June 30, 2025 and December 31, 2024, the Adviser and its affiliate held an aggregate of 1,890,551 and 1,890,547 shares (includes shares held by Convex Re Limited, a Bermuda corporation, which is indirectly controlled by Onex Corporation), approximately 18.4% and 16.8% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$481,739,699	$460,499,922	$521,570,752	$511,948,518
Equity	12,078,810	7,588,875	9,748,921	5,961,599
Total Investments	$493,818,509	$468,088,797	$531,319,673	$517,910,117

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2025 and December 31, 2024, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Aerospace & Defense	$—	—%	$811,879	0.2%
Automotive	16,664,025	3.6%	5,368,036	1.0%
Beverage, Food & Tobacco	15,334,510	3.3%	13,466,798	2.6%
Business Services	75,079,144	16.0%	99,980,747	19.3%
Chemicals	2,974,701	0.6%	7,829,040	1.5%
Construction & Building	21,147,575	4.5%	13,408,154	2.6%
Consumer Goods: Durable	43,061,142	9.2%	46,159,906	8.9%
Consumer Goods: Non-durable	15,021,087	3.2%	25,889,462	5.0%
Consumer Services	8,636,958	1.8%	9,112,325	1.8%
Containers, Packaging & Glass	236,397	0.1%	241,948	— (1)
Environmental Industries	2,511,894	0.5%	—	—%
Financial Services	11,944,777	2.6%	11,871,330	2.3%
Forest Products & Paper	10,646,389	2.3%	10,668,898	2.1%
Healthcare & Pharmaceuticals	86,959,574	18.6%	86,537,327	16.7%
High Tech Industries	86,108,990	18.4%	97,769,103	18.9%
Insurance	32,915,791	7.0%	34,162,653	6.6%
Sovereign & Public Finance	4,918,290	1.1%	19,955,019	3.9%
Telecommunications	1,005,172	0.2%	—	—%
Transportation: Cargo	24,147,133	5.2%	24,351,758	4.7%
Wholesale	8,775,248	1.8%	10,325,734	1.9%
Total Investments	$468,088,797	100.0%	$517,910,117	100.0%
(1)
Represents less than 0.1%.

	June 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
United States	$460,312,346	98.3%	$517,910,117	100.0%
United Kingdom	3,763,931	0.8%	—	—%
Canada	4,012,520	0.9%	—	—%
Total Investments	$468,088,797	100.0%	$517,910,117	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$129,460,295	$331,039,627	$460,499,922
Equity	—	—	7,588,875	7,588,875
Total Investments	$—	$129,460,295	$338,628,502	$468,088,797

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$107,813,248	$404,135,270	$511,948,518
Equity	—	—	5,961,599	5,961,599
Total Investments	$—	$107,813,248	$410,096,869	$517,910,117

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2025	$404,135,270	$5,961,599	$410,096,869
Purchases and drawdowns of investments	17,346,181	3,309,552	20,655,733
Proceeds from principal pre-payments and sales of investments	(84,588,036)	(897,022)	(85,485,058)
Payment-in-kind	1,450,593	—	1,450,593
Net accretion of discount on investments	1,284,446	—	1,284,446
Net change in unrealized appreciation (depreciation) on investments	(8,350,040)	(702,614)	(9,052,654)
Net realized gain (loss) on investments	(238,787)	(82,640)	(321,427)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of June 30, 2025	$331,039,627	$7,588,875	$338,628,502
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(8,778,266)	$(622,070)	$(9,400,336)

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

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of June 30, 2025 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$265,617,594	Discounted cash flow	Discount rate	4.5% - 11.5% (6.6%)	Decrease
	32,212,100	Yield analysis	Market yield	9.9% - 20.4% (13.6%)	Decrease
	10,681,863	Enterprise value waterfall	EBITDA multiple	8.2x - 9.8x (9.7x)	Increase
	22,528,070	Recent transactions	Transaction price	N/A	N/A
Equity	7,588,875	Enterprise value waterfall	EBITDA multiple	8.2x - 14.4x (12.3x)	Increase
	$338,628,502

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2024 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$327,406,701	Discounted cash flow	Discount rate	4.8% - 9.2% (6.3%)	Decrease
	49,361,964	Yield analysis	Market yield	10.3% - 13.3% (12.3%)	Decrease
	25,468,528	Enterprise value waterfall	EBITDA multiple	9.8x - 13.1x (12.3x)	Increase
	1,898,077	Recent transactions	Transaction price	N/A	N/A
Equity	5,961,599	Enterprise value waterfall	EBITDA multiple	8.6x - 14.6x (12.2x)	Increase
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

Debt obligations consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SMBC Facility	$300,000,000	$259,000,000	$300,000,000	$249,000,000
Revolving OCF II Loan	80,000,000	—	80,000,000	—
	$380,000,000	$259,000,000	$380,000,000	$249,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and six months ended June 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$4,113,989	$4,934,599	$8,297,697	$10,363,374
Amortization of deferred financing costs	132,937	277,916	264,413	555,833
Total interest and credit facility expense	$4,246,926	$5,212,515	$8,562,110	$10,919,207
Average debt outstanding	$249,184,783	$241,500,000	$252,351,648	$256,704,918
Weighted average interest rate	6.5%	7.2%	6.5%	7.3%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the six months ended June 30, 2025:

Period Ended	Shares Issued	Proceeds Received
March 31, 2025	151,338	$3,539,803
June 30, 2025	4,371	100,000
	155,709	$3,639,803

The following table summarizes the total shares issued and proceeds received during the six months ended June 30, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
	180,268	$4,391,335

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

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
May 7, 2025	May 13, 2025	June 18, 2025	0.54	5,552,780	12,458
			$1.09	$11,491,427	34,452

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
			$1.47	$15,441,969	129,467

Share Repurchase Program

In the first quarter of 2023, the Company began offering, and on a quarterly basis, intends to continue offering, to repurchase up to 5% of the Company’s outstanding shares as of the close of the previous calendar quarter. Although the Company intends to offer to repurchase up to 5% of its common shares outstanding in each quarter, the Board has in the past, and may in the future, increase the size of the tender offer, if the Board determines such an increase to be in the best interest of the Company and its shareholders. In the event the amount of common shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase plan, as applicable. The Board has complete discretion to determine whether the Company will offer to repurchase any of its common shares, and if so, the terms of such repurchase. At the discretion of the Board, the Company may use cash on hand, cash available from borrowings, and cash from the sale of investments as of the end of the applicable period to repurchase shares.

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

The following table presents the share repurchases completed during the six months ended June 30, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	— (1)
April 14, 2025	May 9, 2025	540,977	$22.88	540,977	— (2)
				1,116,539

(1)
All repurchase requests were satisfied in full.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 66.54% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Securities Exchange Act of 1934, as amended.

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

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net increase in net assets resulting from operations	$1,451,912	$3,300,525	$1,832,511	$11,447,099
Weighted average common shares outstanding—basic and diluted	10,531,607	10,615,859	10,792,438	10,730,759
Net increase in net assets resulting from operations per common share—basic and diluted	$0.14	$0.31	$0.17	$1.07

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

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of June 30, 2025 and December 31, 2024, there were deferred tax assets of $0.8 million and $0.8 million, offset by valuation allowances of $0.8 million and $0.8 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per share data:
Net asset value, beginning of period	$23.39	$24.36
Results of operations:
Net investment income (loss) (1)	1.33	1.53
Net realized and unrealized gain (loss) (2)	(1.15)	(0.44)
Net increase (decrease) in net assets resulting from operations (1)	0.18	1.09
Shareholder distributions: (3)
Distributions from net investment income	(1.09)	(1.47)
Net decrease in net assets resulting from shareholder distributions	(1.09)	(1.47)
Net asset value, end of period	$22.48	$23.98
Shares outstanding, end of period	10,295,385	10,514,884
Total return based on net asset value (4)	0.8%	4.5%
Ratio/Supplemental Data:
Net assets, end of period	$231,447,457	$252,106,718
Ratio of net investment income (loss) after excise tax to average net assets (5)	11.84%	13.46%
Ratio of total expenses after excise tax to average net assets (5)	9.74%	11.53%
Ratio of net expenses after excise tax to average net assets (5)	9.74%	11.72%
Average debt outstanding	$252,351,648	$256,704,918
Portfolio turnover	23%	14%
Total amount of senior securities outstanding	$259,000,000	$226,000,000
Asset coverage per unit (6)	$1,894	$2,116

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
(3)
The per share data for distributions reflects the actual amount of distributions paid during the period.
(4)
Total return based on net asset value is calculated as the change in net asset value per share during the period, and reflects reinvestment of any distributions to common shareholders. Total return is not annualized.
(5)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses and waivers, such as organization and offering costs and reimbursement of expense support to the Prior Adviser, is annualized. Net expenses include reimbursement of expense support to the Prior Adviser for the six months ended June 30, 2024.
(6)
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2025, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company's conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$8,657,283	$11,734,864
Unfunded revolver obligations	10,686,270	13,819,371
	$19,343,553	$25,554,235

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

On August 6, 2025, the Board declared a quarterly dividend of $0.54 per share for the Company’s shareholders of record as of August 12, 2025, payable on September 18, 2025.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of June 30, 2025 and December 31, 2024, the total amount of non-qualifying assets to total assets was approximately 5.9% and 9.1%, respectively.

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

Portfolio and Investment Activity

As of June 30, 2025, we had investments in 55 portfolio companies with an aggregate fair value of $468.1 million. As of June 30, 2025 and December 31, 2024, the total amount of non-qualifying assets to total assets was approximately 5.9% and 9.1%, respectively.

Our investment activity for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investments made in portfolio companies	$44,954,225	$54,764,066	$119,825,357	$70,791,018
Investments repayments or sold	(96,648,339)	(43,971,519)	(160,307,311)	(103,361,349)
Net investment activity	$(51,694,114)	$10,792,547	$(40,481,954)	$(32,570,331)
Portfolio companies at beginning of year or period	60	29	50	30
Number of investments in new portfolio companies	6	8	17	10
Number of exited portfolio companies	11	1	12	4
Portfolio companies at end of year or period	55	36	55	36
Percentage of investment commitments at floating rates	98.8%	99.2%	98.8%	99.2%
Percentage of investment commitments at fixed rates	1.2%	0.8%	1.2%	0.8%
Weighted average contractual interest rate of investments based on par	10.02%	11.65%	10.02%	11.65%

The following table summarizes our top ten portfolio companies and industries based on fair value as of June 30, 2025:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	6.1%	Healthcare & Pharmaceuticals	18.6%
Medallia, Inc.	5.3%	High Tech Industries	18.4%
MMS Bidco LLC	5.2%	Business Services	16.0%
BCDI Meteor Acquisition, LLC	5.1%	Consumer Goods: Durable	9.2%
APT Opco, LLC	4.5%	Insurance	7.0%
Keystone Purchaser, LLC	4.4%	Transportation: Cargo	5.2%
Hy Cite Enterprises, LLC	4.1%	Construction & Building	4.5%
Spark DSO, LLC	3.5%	Automotive	3.6%
Axiom Global Inc.	3.2%	Beverage, Food & Tobacco	3.3%
Apryse Software Corp	3.1%	Consumer Goods: Non-durable	3.2%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.6%	Business Services	19.3%
Medallia, Inc.	4.9%	High Tech Industries	18.9%
BCDI Meteor Acquisition, LLC	4.7%	Healthcare & Pharmaceuticals	16.7%
MMS Bidco LLC	4.7%	Consumer Goods: Durable	8.9%
Hy Cite Enterprises, LLC	4.2%	Insurance	6.6%
APT Opco, LLC	4.1%	Consumer Goods: Non-durable	5.0%
Keystone Purchaser, LLC	4.0%	Transportation: Cargo	4.7%
S4T Holdings Corp.	3.9%	Sovereign & Public Finance	3.9%
Wellful Inc.	3.4%	Construction & Building	2.6%
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	3.4%	Beverage, Food & Tobacco	2.6%

The industry composition of our portfolio at fair value at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Aerospace & Defense	—%	0.2%
Automotive	3.6%	1.0%
Beverage, Food & Tobacco	3.3%	2.6%
Business Services	16.0%	19.3%
Chemicals	0.6%	1.5%
Construction & Building	4.5%	2.6%
Consumer Goods: Durable	9.2%	8.9%
Consumer Goods: Non-durable	3.2%	5.0%
Consumer Services	1.8%	1.8%
Containers, Packaging & Glass	0.1%	—% (1)
Environmental Industries	0.5%	—%
Financial Services	2.6%	2.3%
Forest Products & Paper	2.3%	2.1%
Healthcare & Pharmaceuticals	18.6%	16.7%
High Tech Industries	18.4%	18.9%
Insurance	7.0%	6.6%
Sovereign & Public Finance	1.1%	3.9%
Telecommunications	0.2%	—%
Transportation: Cargo	5.2%	4.7%
Wholesale	1.8%	1.9%
Total Investments	100.0%	100.0%

(1) Represents less than 0.1%

As of June 30, 2025 and December 31, 2024, our investments consisted of the following:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$481,739,699	$460,499,922	$521,570,752	$511,948,518
Equity	12,078,810	7,588,875	9,748,921	5,961,599
Total Investments	$493,818,509	$468,088,797	$531,319,673	$517,910,117

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing	$457,406,934	97.7%	$501,553,914	96.8%
Non-accrual	10,681,863	2.3%	16,356,203	3.2%
Total Investments	$468,088,797	100.0%	$517,910,117	100.0%

Results of Operations

Our operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$12,952,465	$15,738,682	$26,931,034	$33,030,957
Net expenses before excise tax	6,463,565	7,524,832	12,583,391	16,577,121
Net investment income before excise tax	6,488,900	8,213,850	14,347,643	16,453,836
Excise tax expense	—	—	23,111	—
Net investment income after excise tax	6,488,900	8,213,850	14,324,532	16,453,836
Net realized and unrealized gain (loss)	(5,036,988)	(4,913,325)	(12,492,021)	(5,006,737)
Net increase in net assets resulting from operations	$1,451,912	$3,300,525	$1,832,511	$11,447,099
Net investment income per common share—basic and diluted	$0.62	$0.77	$1.33	$1.53
Net increase in net assets resulting from operations per common share—basic and diluted	$0.14	$0.31	$0.17	$1.07

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

Investment income for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$11,912,035	$14,790,040	$24,921,783	$30,895,073
Payment-in-kind interest income	645,162	608,353	1,505,068	1,211,101
Dividend income	—	—	103,602	—
Other income	395,268	340,289	400,581	924,783
Total investment income	$12,952,465	$15,738,682	$26,931,034	$33,030,957
Weighted average contractual interest rate on performing interest bearing investments	9.91%	11.65%	9.91%	11.65%
Weighted average contractual interest rate on all interest bearing investments	10.02%	11.65%	10.02%	11.65%

For the three months ended June 30, 2025 and 2024, we have generated interest income, including PIK, of $12.6 million and $15.4 million, respectively. For the six months ended June 30, 2025 and 2024, we have generated interest income, including PIK, of $26.4 million and $32.1 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income decreased primarily as a result of the unscheduled paydowns and lower weighted average contractual interest rate in our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par at June 30, 2025 and 2024 were as follows:

	June 30,
	2025	2024
Average position size of portfolio (in millions)	$7.1	$10.2
Weighted average contractual interest rate of investments based on par	10.02%	11.65%

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

Expenses

Expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fee	$725,870	$788,189	$1,491,611	$1,598,394
Incentive fee	744,133	711,287	878,959	1,888,428
Administration fee	219,257	250,000	560,155	500,000
Professional fees	295,102	302,528	581,463	735,601
Trustees’ fees	43,000	46,708	89,431	89,708
Interest and credit facility expense	4,246,926	5,212,515	8,562,110	10,919,207
Other general and administrative expense	189,277	213,605	419,662	345,783
Total Expenses	6,463,565	7,524,832	12,583,391	16,077,121
Reimbursement of expense support to Prior Adviser	—	—	—	500,000
Net Expenses	$6,463,565	$7,524,832	$12,583,391	$16,577,121

Total expenses were $6.5 million and $7.5 million for the three months ended June 30, 2025 and 2024, respectively, primarily due to a decrease in interest expense. Total expenses, including reimbursement of expense support to the Prior Adviser, were $12.6 million and $16.6 million for the six months ended June 30, 2025 and 2024, respectively. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the

Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SPV Facility and SMBC Facility is based on the average debt outstanding. Interest expense decreased primarily due to the decrease in weighted average interest rate as a result of the decrease in SOFR and lower base rate on the SMBC Facility as compared to the SPV Facility.

For the three and six months ended June 30, 2024, we reimbursed $0 and $0.5 million, respectively, to the Prior Adviser and the Prior Adviser agreed to permanently waive the remaining balance outstanding of $0.9 million. Accordingly, no amounts were eligible for reimbursement for the three and six months ended June 30, 2025.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $160.3 million and $103.4 million during the six months ended June 30, 2025 and 2024, from which we realized net gains (losses) totaling $(0.2) million and $(1.6) million, respectively. We recognized gains on principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales, repayments or exits of investments	$96,648,339	$43,971,519	$160,307,311	$103,361,349
Net realized gains (losses) on investments:
Gross realized gains	$950,167	$410,157	$2,070,397	$1,521,127
Gross realized losses	(1,954,359)	(3,166,154)	(2,242,262)	(3,166,154)
Net realized gains (losses) on investments	$(1,004,192)	$(2,755,997)	$(171,865)	$(1,645,027)

The net realized gains (losses) on investments for the six months ended June 30, 2025 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
BCP V Everise Acquisition LLC	$(531,130)
Commscope, LLC	135,583
MIS Acquisition, LLC	334,080
SailPoint Technologies Holdings Inc.	242,295
Wellful Inc.	449,244
Zips Car Wash, LLC	(1,108,147)
Other	306,210
Net realized gain (loss) on investments	$(171,865)

The net realized gains (losses) on investments for the six months ended June 30, 2024 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
BCP V Everise Acquisition LLC	$251,539
Crash Champions Intermediate, LLC	515,255
IMB Midco LLC (formerly, WSP Midco LLC)	(3,162,534)
Kelso Industries LLC	317,799
Project Cloud Holdings, LLC	176,998
Other	255,916
Net realized gain (loss) on investments	$(1,645,027)

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized appreciation	$4,609,793	$5,791,437	$2,702,186	$5,555,438
Unrealized depreciation	(8,642,589)	(7,948,765)	(15,022,342)	(8,917,148)
Net change in unrealized appreciation (depreciation) on investments	$(4,032,796)	$(2,157,328)	$(12,320,156)	$(3,361,710)

For the three months ended June 30, 2025, the net change in unrealized depreciation on investments was $4.0 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $2.2 million for the three months ended June 30, 2024 primarily driven by a net depreciation in loans and equity. For the six months ended June 30, 2025, the net change in unrealized depreciation on investments was $12.3 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $3.4 million for the six months ended June 30, 2024 primarily driven by a net depreciation in loans and equity.

The change in unrealized appreciation or depreciation on investments for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Portfolio Company	2025	2024	2025	2024
Accession Risk Management Group, Inc.	$10,083	$—	$(9,848)	$—
AIT Worldwide Logistics Holdings, Inc.	12,921	—	(44,465)	—
Amplity Parent, Inc.	(3,540,425)	(1,968,204)	(4,578,331)	(2,412,604)
AmSpec Parent, LLC	11,931	—	(2,562)	—
Apryse Software Corp	(87)	(187,085)	(87)	(163,311)
APT Opco, LLC	8,634	(12,337)	(39,293)	9,128
Asurion, LLC	(34,262)	—	(74,813)	—
AVSC Holding Corp.	—	(12,957)	—	(12,957)
Axiom Global Inc.	8,115	—	7,288	—
Bausch + Lomb Corporation	32,520	—	32,520	—
BCDI Meteor Acquisition, LLC	28,679	(209,684)	(49,396)	(66,228)
BCP V Everise Acquisition LLC	146,896	315,398	(185,249)	291,572
BCPE North Star US Holdco 2, Inc.	5,221	—	37,487	—
Bullhorn, Inc.	(42,999)	(121,337)	(56,579)	(69,645)
Burgess Point Purchaser Corporation	(250,031)	—	(287,294)	—
Cardinal Parent, Inc.	(20,366)	—	—	—
Celerion Buyer, Inc.	106,832	(19,175)	81,997	(39,797)
Chromalloy Corporation	(11,737)	—	(15,935)	—
Commscope, LLC	80,749	—	(120,346)	—
Connect America.com, LLC	(339,353)	16,915	(781,263)	199,296
CoolSys, Inc.	(654,226)	39,011	(1,455,385)	39,011
Cornerstone Building Brands, Inc.	238,974	—	(147,519)	—
Cornerstone OnDemand, Inc.	401,693	(72,325)	318,683	(72,325)
Crash Champions Intermediate, LLC	—	—	—	(495,791)
CP Atlas Buyer, Inc.	528,742	—	358,304	—
Crown Subsea Communications Holding, Inc.	12,646	—	12,646	—
DexKo Global Inc.	140,114	—	44,709	—
DTI Holdco, Inc.	5,689	—	(50,434)	—
The Edelman Financial Engines Center, LLC	4,106	4,989	(11,145)	4,989
Ellucian Holdings Inc.	(76,709)	—	(102,723)	—
FINThrive Software Intermediate Holdings, Inc.	8,813	—	7,023	—
Foundation Building Materials, Inc.	185,485	—	185,485	—
Foundation Risk Partners, Corp.	145,506	(106,283)	(135,802)	(14,846)
GS AcquisitionCo, Inc.	—	—	—	109,437
Hexion Holdings Corporation	72,645	—	(10,753)	—
Hy Cite Enterprises, LLC	(39,029)	(46,563)	(108,914)	(123,550)
IMB Midco LLC	(802,331)	4,784,950	(2,290,728)	2,814,162
Jackson Paper Manufacturing Company	6,698	55,232	6,782	(263,562)
Kelso Industries LLC	—	—	—	7,955
KeyData Associates Inc.	110,822	(161,859)	(80,544)	(6,482)
Keystone Purchaser, LLC	(21,533)	(32,949)	(89,047)	269,657

	Three Months Ended June 30,		Six Months Ended June 30,
Portfolio Company	2025	2024	2025	2024
LSCS Holdings, Inc.	(27,186)	—	(19,495)	—
Mannington Mills, Inc.	(30,793)	—	(13,400)	—
KUEHG Corp.	—	5,421	—	4,484
Level 3 Financing, Inc.	—	10,500	—	10,500
MED ParentCo, LP	—	4,913	—	4,913
Medallia, Inc.	(1,168,056)	(13,493)	(1,200,546)	146,185
MH Sub I, LLC	146,191	—	(24,847)	—
Milestone Technologies, Inc.	231,834	(340,847)	519,993	(290,258)
MIS Acquisition, LLC	(364,270)	(105,207)	(168,064)	143,210
MMS Bidco LLC	(181,955)	(166,894)	(209,759)	(130,730)
Montana Buyer Inc.	(6,507)	(12,558)	(16,240)	94,560
Nielsen Consumer Inc.	21,290	14,375	(67,693)	14,375
Northstar Group Services, Inc.	30,462	—	30,462	—
OID-OL Intermediate I, LLC	2,775	—	2,775	—
ONBE, Inc.	(18,417)	—	(25,848)	—
OneZero Financial Systems, LLC	7,162	—	13,067	—
Pansophic Learning Ltd.	—	(17,742)	—	(45,116)
Plaskolite PPC Intermediate II LLC	25,451	—	40,095	—
Project Alpha Intermediate Holding, Inc.	(2,142)	—	(68,159)	—
Project Cloud Holdings, LLC	(136,569)	124,077	(152,145)	281,454
RealTruck Group, Inc.	(468,286)	—	(556,082)	—
Renaissance Holding Corp.	(8,017)	—	(8,017)	—
S4T Holdings Corp.	(63,903)	30,742	(149,115)	47,626
SailPoint Technologies Holdings Inc.	(21,105)	232,779	(251,394)	212,006
Spark DSO, LLC	(42,644)	(25,444)	(56,240)	21,856
Steele Solutions, Inc.	(83,023)	45,774	170,838	(225,574)
Summer (BC) Bidco B LLC	23,667	—	21,519	—
Teneo Holdings LLC	18,177	—	(51,891)	—
The Ultimus Group Midco, LLC	(1,953)	97,621	(7,376)	91,051
Valcour Packaging, LLC	(340)	—	(5,235)	—
Victra Holdings, LLC	13,161	—	(19,561)	—
Wash & Wax Systems LLC	(184,335)	—	(184,335)	—
Wellful Inc.	328,100	(4,288,169)	(1,038,445)	(4,484,372)
Xplor T1, LLC	—	8,740	—	8,740
Zips Car Wash, LLC	1,447,009	(27,653)	810,513	729,271
Net change in unrealized appreciation (depreciation) on investments	$(4,032,796)	$(2,157,328)	$(12,320,156)	$(3,361,710)

During the three months ended June 30, 2025 and 2024, we recognized net unrealized gains (losses) on foreign currency of $0.1 million and $(9.4) thousand, respectively. During the six months ended June 30, 2025 and 2024, we recognized net unrealized gains (losses) on foreign currency of $0.1 million and $(30.1) thousand, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2025 and 2024, the net increase in net assets resulting from operations was $1.5 million and $3.3 million or $0.14 and $0.31 per share, respectively. For the six months ended June 30, 2025 and 2024, the net increase in net assets resulting from operations was $1.8 million and $11.4 million or $0.17 and $1.07 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of June 30, 2025, our asset coverage ratio was 189.4%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of June 30, 2025, we had $21.2 million in cash and cash equivalents on hand, plus $41.0 million and $80.0 million available to us under our borrowing facilities with SMBC and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the short term and for the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the six months ended June 30, 2025:

Period Ended	Shares Issued	Proceeds Received
March 31, 2025	151,338	$3,539,803
June 30, 2025	4,371	100,000
	155,709	$3,639,803

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

The following table presents the share repurchases completed during the six months ended June 30, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	— (1)
April 14, 2025	May 9, 2025	540,977	$22.88	540,977	— (2)
				1,116,539
(1)
All repurchase requests were satisfied in full.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 66.54% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer as permitted by Rule 13e-4 of the Securities Exchange Act of 1934, as amended.

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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
May 7, 2025	May 13, 2025	June 18, 2025	0.54	5,552,780	12,458
			$1.09	$11,491,427	34,452

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 189.4% and 205.4%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of June 30, 2025:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$259,000,000	$—	$—	$259,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$259,000,000	$—	$—	$259,000,000	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2024:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$249,000,000	$—	$—	$249,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$249,000,000	$—	$—	$249,000,000	$—

The weighted average interest rate on the aggregate principal amount outstanding was 6.5% for the six months ended June 30, 2025 and 7.2% for the year ended December 31, 2024.

The ratio of total principal amount of debt outstanding to shareholders' equity as of June 30, 2025 was 1.12:1.00 compared to 0.95:1.00 as of December 31, 2024.

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

Related Party Transactions

We have entered into certain contracts with affiliated or related parties. In particular, we entered into (1) an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we pay our Adviser an annual base management fee based on our total assets, excluding cash and cash equivalents, and incentive fees based on our performance and (2) an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we reimburse the Administrator for administrative expenses incurred on our behalf. See “Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” in Note 3 to our consolidated financial statements for a description of our obligations under these agreements. We also entered into an Expense Support Agreement with the Adviser, whereby the Adviser may elect to pay certain of our expenses from time to time, which we will be obligated to reimburse to the Adviser if certain conditions are met. We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. See “Note 3. Related Party Transactions – Expense Support Agreement” for a description of our obligations under this agreement. We also entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity could advance amounts to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. On May 5, 2023, we terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan, whereby OCF II may advance an Onex Loan II to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each OCF II Loan of the day falling two years after the funding of such OCF II Loan. We are required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to us. The Revolving OCF II Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under the OCF II Loan will bear interest at SOFR plus a spread of 2.60%. On April 17, 2025, the Company approved and ratified the Company’s entry into an A&R Revolving OCF II Loan between the Company and OCF II. Under the A&R Revolving OCF II Loan, the applicable margin was decreased from 2.60% per annum to 1.65% per annum.

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

As of June 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$8,657,283	$11,734,864
Unfunded revolver obligations	10,686,270	13,819,371
	$19,343,553	$25,554,235

Recent Developments

On August 6, 2025, the Board declared a quarterly dividend of $0.54 per share for the Company’s shareholders of record as of August 12, 2025, payable on September 18, 2025.

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

Uncertainty with respect to the economic effects of U.S. trade policy, tax policy, interest rates, inflation, the war between Russia and Ukraine, the conflict in the Middle East and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2025 and December 31, 2024, 99% and 99%, respectively, of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2025 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$13,834,115	$7,770,000	$6,064,115
Up 200 Basis Points	9,222,744	5,180,000	4,042,744
Up 100 Basis Points	4,611,372	2,590,000	2,021,372
Down 100 Basis Points	(4,611,372)	(2,590,000)	(2,021,372)
Down 200 Basis Points	(9,222,744)	(5,180,000)	(4,042,744)
Down 300 Basis points	(13,779,228)	(7,770,000)	(6,009,228)

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tariffs may adversely affect us or our portfolio companies

Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect their results of operations. We cannot predict to what extent any tariff or other trade protections may affect us or our portfolio companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended June 30, 2025, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.

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

The following table presents the share repurchases completed during the quarter ended June 30, 2025:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
April 14, 2025(1)	May 9, 2025	540,977	$22.88	540,977	—

(1)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 66.54% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer as permitted by Rule 13e-4 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

_______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEX DIRECT LENDING BDC FUND

August 8, 2025	By:	/s/ Ronnie Jaber
	Name:	Ronnie Jaber
	Title:	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)

August 8, 2025	By:	/s/ Albert Siu
	Name:	Albert Siu
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)