Form 10-Q
period 2025-09-30
Onex Direct Lending BDC Fund
filed 2025-11-07
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The issuer had 9,805,349 common shares of beneficial interest, $0.001 par value per share, outstanding as of November 4, 2025.

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
•
general economic, logistical and political trends, including the impact of a prolonged U.S. government shutdown, and other external factors, including inflation and supply chain and labor market disruptions;
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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2025	December 31, 2024
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $444,277,465 and $531,319,673, respectively)	$407,315,316	$517,910,117
Cash and cash equivalents	8,578,563	23,631,682
Restricted cash	1,399,823	667,501
Interest and other receivables	42,556,579	8,289,523
Receivable for investments sold	14,372,834	7,990,278
Deferred financing costs (net of $530,286 and $131,476 in amortized expenses, respectively)	2,137,214	2,536,024
Prepaid expenses	100,886	266,057
Total Assets	476,461,215	561,291,182
Liabilities:
Credit facility (Note 5)	256,000,000	249,000,000
Payable for investments purchased	4,396,115	39,386,337
Management fee payable (Note 3)	666,623	830,616
Incentive fee payable (Note 3)	—	1,037,239
Administration fee payable (Note 3)	808,623	1,054,592
Interest payable	3,110,452	4,055,888
Accrued expenses and other liabilities	563,882	3,419,449
Total Liabilities	265,545,695	298,784,121
Commitments and Contingencies (Note 10)	—	—
Net Assets	$210,915,520	$262,507,061
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 9,797,360 and 11,221,763 shares issued and outstanding, respectively)	$9,797	$11,223
Additional paid-in capital	248,552,428	281,147,301
Accumulated distributable earnings (losses)	(37,646,705)	(18,651,463)
Net Assets	$210,915,520	$262,507,061
Net Asset Value Per Share	$21.53	$23.39

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$11,645,167	$13,309,090	$36,566,950	$44,204,163
Payment-in-kind interest income	631,124	352,821	2,136,192	1,563,922
Dividend income	—	—	103,602	—
Other income	19,815	242,580	420,396	1,167,363
Total Investment Income	12,296,106	13,904,491	39,227,140	46,935,448
Expenses:
Management fee	666,623	762,051	2,158,234	2,360,445
Incentive fee	—	179,027	878,959	2,067,455
Administration fee	216,935	25,000	777,090	525,000
Professional fees	307,699	237,191	889,162	972,792
Trustees’ fees	43,000	43,000	132,431	132,708
Interest and credit facility expense	4,352,717	5,301,722	12,914,827	16,220,929
Other general and administrative expense	222,980	201,266	642,642	547,049
Total Expenses before Excise Tax	5,809,954	6,749,257	18,393,345	22,826,378
Reimbursement of expense support to Prior Adviser	—	—	—	500,000
Net Expenses before Excise Tax	5,809,954	6,749,257	18,393,345	23,326,378
Net Investment Income (Loss) before Excise Tax	6,486,152	7,155,234	20,833,795	23,609,070
Excise tax expense	—	—	23,111	—
Net Investment Income (Loss) after Excise Tax	6,486,152	7,155,234	20,810,684	23,609,070
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	694,134	557,015	522,269	(1,088,012)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(11,232,437)	(6,459,061)	(23,552,593)	(9,820,771)
Net realized and unrealized gain (loss)	(10,538,303)	(5,902,046)	(23,030,324)	(10,908,783)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,052,151)	$1,253,188	$(2,219,640)	$12,700,287
Net investment income (loss) per common share —Basic and Diluted	$0.65	$0.69	$1.98	$2.22
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$(0.40)	$0.12	$(0.21)	$1.20
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	10,019,589	10,397,859	10,531,935	10,618,963

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares			Total Distributable
Three Months Ended September 30, 2025	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of June 30, 2025	10,295,385	$10,295	$259,747,541	$(28,310,379)	$231,447,457
Net investment income (loss)	—	—	—	6,486,152	6,486,152
Net realized gain (loss) on investments	—	—	—	694,134	694,134
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(11,232,437)	(11,232,437)
Issuance of common shares	4,893	5	109,995	—	110,000
Redemption of common shares	(514,769)	(515)	(11,571,492)	—	(11,572,007)
Distributions to shareholders	—	—	—	(5,284,175)	(5,284,175)
Shares issued in connection with dividend reinvestment plan	11,851	12	266,384	—	266,396
Balance as of September 30, 2025	9,797,360	$9,797	$248,552,428	$(37,646,705)	$210,915,520

	Common Shares			Total Distributable
Three Months Ended September 30, 2024	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of June 30, 2024	10,514,884	$10,516	$263,992,688	$(11,896,486)	$252,106,718
Net investment income (loss)	—	—	—	7,155,234	7,155,234
Net realized gain (loss) on investments	—	—	—	557,015	557,015
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,459,061)	(6,459,061)
Issuance of common shares	—	—	—	—	—
Redemption of common shares	(223,570)	(224)	(5,360,987)	—	(5,361,211)
Distributions to shareholders	—	—	—	(6,998,094)	(6,998,094)
Shares issued in connection with dividend reinvestment plan	24,587	25	589,577	—	589,602
Balance as of September 30, 2024	10,315,901	$10,317	$259,221,278	$(17,641,392)	$241,590,203

	Common Shares			Total Distributable
Nine Months Ended September 30, 2025	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	11,221,763	$11,223	$281,147,301	$(18,651,463)	$262,507,061
Net investment income (loss)	—	—	—	20,810,684	20,810,684
Net realized gain (loss) on investments	—	—	—	522,269	522,269
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(23,552,593)	(23,552,593)
Issuance of common shares	160,602	160	3,749,643	—	3,749,803
Redemption of common shares	(1,631,308)	(1,632)	(37,410,322)	—	(37,411,954)
Distributions to shareholders	—	—	—	(16,775,602)	(16,775,602)
Shares issued in connection with dividend reinvestment plan	46,303	46	1,065,806	—	1,065,852
Balance as of September 30, 2025	9,797,360	$9,797	$248,552,428	$(37,646,705)	$210,915,520

	Common Shares			Total Distributable
Nine Months Ended September 30, 2024	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	11,196,319	$11,198	$280,591,727	$(7,901,616)	$272,701,309
Net investment income (loss)	—	—	—	23,609,070	23,609,070
Net realized gain (loss) on investments	—	—	—	(1,088,012)	(1,088,012)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(9,820,771)	(9,820,771)
Issuance of common shares	180,268	180	4,391,155	—	4,391,335
Redemption of common shares	(1,214,740)	(1,215)	(29,504,897)	—	(29,506,112)
Distributions to shareholders	—	—	—	(22,440,063)	(22,440,063)
Shares issued in connection with dividend reinvestment plan	154,054	154	3,743,293	—	3,743,447
Balance as of September 30, 2024	10,315,901	$10,317	$259,221,278	$(17,641,392)	$241,590,203

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(2,219,640)	$12,700,287
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(522,269)	1,088,012
Net change in unrealized (appreciation) depreciation on investments	23,552,593	9,820,771
Net accretion of discount on investments	(2,239,779)	(1,396,140)
Amortization of deferred financing costs	398,810	833,750
Payment-in-kind interest income	(2,136,192)	(1,563,922)
Purchases and drawdowns of investments	(189,956,959)	(123,067,813)
Sales and repayments of investments	281,897,407	144,775,530
(Increase) decrease in operating assets:
Interest and other receivables	(34,267,056)	(2,186,581)
Receivable for investments sold	(6,382,556)	123,270
Prepaid expenses	165,171	—
Increase (decrease) in operating liabilities:
Management fee payable	(163,993)	(102,895)
Incentive fee payable	(1,037,239)	(781,435)
Administration fee payable	(245,969)	(408,031)
Interest payable	(945,436)	(266,841)
Payable for investments purchased	(34,990,222)	7,625,821
Accrued expenses and other liabilities	(2,855,567)	133,110
Net cash provided by (used in) operating activities	28,051,104	47,326,893
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,749,803	4,391,335
Subscriptions received in advance	—	30,000,000
Redemption of common shares	(37,411,954)	(29,506,112)
Distributions to shareholders	(15,709,750)	(18,696,616)
Borrowings on credit facility	132,000,000	53,000,000
Payments on credit facility	(125,000,000)	(55,000,000)
Net cash provided by (used in) financing activities	(42,371,901)	(15,811,393)
Net increase (decrease) in cash and cash equivalents	(14,320,797)	31,515,500
Cash and cash equivalents and restricted cash, beginning of period	24,299,183	12,555,591
Cash and cash equivalents and restricted cash, end of period	$9,978,386	$44,071,091

Supplemental and Non-Cash Information
Cash paid for interest	$13,461,453	$15,654,020
Reinvestments of distributions	1,065,852	3,743,447
Restructuring of portfolio investment	13,958,099	—

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$8,578,563	$43,305,087
Restricted cash	1,399,823	766,004
Total cash and cash equivalents and restricted cash	$9,978,386	$44,071,091

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

September 30, 2025

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.51%	11/25/2024	7/25/2029	4,936,406	$4,694,700	$4,307,410	2.0%	(5) (12)
DexKo Global Inc.	Closing Date Dollar Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	8.03%	2/10/2025	10/4/2028	5,112,885	4,895,638	5,049,562	2.4%	(5) (12)
Innovative Xcessories Services LLC	Term Loan B	1M SOFR + 5.50%	1.00%	9.66%	8/15/2025	9/5/2029	997,500	978,019	996,672	0.5%	(5) (12)
RealTruck Group, Inc.	Second Amendment Incremental Term Loan	1M SOFR + 5.00%	0.75%	9.28%	3/7/2025	1/31/2028	6,823,048	6,796,544	6,375,285	3.0%	(5) (12)
Total Automotive								17,364,901	16,728,929	7.9%
Beverage, Food & Tobacco
Golden State Foods LLC	Initial Term Loan	3M SOFR + 4.00%	—	8.00%	9/16/2025	12/4/2031	498,741	497,494	500,593	0.2%	(12)
Project Cloud Holdings, LLC	Term Loan	1M SOFR + 6.25%	1.00%	10.51%	6/5/2023	3/31/2029	11,020,731	10,817,904	10,927,055	5.2%	(5) (15)
Project Cloud Holdings, LLC	Revolving Loan	1M SOFR + 6.25%	1.00%	10.51%	6/5/2023	3/31/2028	1,220,339	1,220,339	1,209,966	0.6%	(13) (15)
SPLAT Super HoldCo, LLC	Initial Term Loan	1M SOFR + 5.00%	—	9.16%	8/4/2025	7/2/2032	2,103,960	2,057,093	2,077,924	1.0%	(5) (12)
SPLAT Super HoldCo, LLC	Delayed Draw Term Loan	1M SOFR + 5.00%	—	—	8/4/2025	7/2/2032	—	(8,755)	(4,902)	0.0%	(7) (8) (11) (12) (13)
Total Beverage, Food & Tobacco								14,584,075	14,710,636	7.0%
Business Services
AmSpec Parent, LLC	Delayed Draw Term Loan	3M SOFR + 3.50%	—	7.50%	7/15/2025	12/22/2031	106,400	106,400	108,190	0.1%	(7) (8) (12) (13)
AmSpec Parent, LLC	Term Loan	3M SOFR + 3.50%	—	7.50%	6/23/2025	12/22/2031	1,729,000	1,720,421	1,740,619	0.8%	(5) (12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.75%	0.75%	8.91%	8/1/2024	10/2/2028	14,812,500	14,701,790	14,619,938	6.9%	(5)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	0.75%	9.11%	5/1/2024	8/11/2028	10,949,368	10,842,821	9,840,744	4.7%	(5) (9) (12)
Denali Intermediate Holdings, Inc.	Initial Term Loan	1M SOFR + 5.50%	0.75%	9.67%	8/26/2025	8/26/2032	6,362,586	6,300,182	6,298,960	3.0%	(5)
Denali Intermediate Holdings, Inc.	Revolving Credit Loan	1M SOFR + 5.50%	0.75%	—	8/26/2025	8/26/2032	—	(6,273)	(6,363)	0.0%	(7) (8) (11) 13)
Dispatch Acquisition Holdings, LLC	Amendment No. 3 Term Loan	3M SOFR + 4.63%	0.75%	8.78%	8/21/2025	3/27/2028	997,271	979,803	977,116	0.5%	(5) (12)
Milestone Technologies, Inc.	Term Loan	3M SOFR + 5.00%	1.00%	9.00%	8/22/2025	8/22/2031	5,991,379	5,939,626	5,946,444	2.8%	(5)
Milestone Technologies, Inc.	Delayed Draw Term Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	—	(6,466)	0.0%	(7) (8) (11) (13)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	(920)	(4,849)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 4.75%	0.75%	8.91%	7/22/2022	7/22/2029	8,857,793	8,745,357	8,857,793	4.2%	(5)
Montana Buyer Inc.	Revolving Loan	PRIME + 4.00%	0.75%	—	7/22/2022	7/22/2028	—	(9,612)	—	0.0%	(7) (8) (11) 13)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.66%	7/25/2024	7/25/2031	4,962,500	4,874,730	4,878,138	2.3%	(5)
Renaissance Holding Corp.	2024-2 Term Loan (First Lien)	3M SOFR + 4.00%	0.50%	8.16%	6/11/2025	4/5/2030	6,107,173	5,559,396	5,308,782	2.5%	(5) (12)
Summer (BC) Bidco B LLC	Extended Facility B (USD)	3M SOFR + 5.00%	—	9.26%	2/7/2025	2/15/2029	3,731,108	3,732,260	3,687,585	1.7%	(5) (10) (12)
The Ultimus Group Midco, LLC	Initial Term Loan	3M SOFR + 4.75%	0.75%	8.75%	7/1/2025	7/1/2032	4,330,827	4,287,860	4,287,519	2.0%	(5)
The Ultimus Group Midco, LLC	Initial Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(6,998)	(14,436)	0.0%	(7) (8) (11) (13)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
The Ultimus Group Midco, LLC	Revolving Credit Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(5,219)	(5,414)	0.0%	(7) (8) (11) (13)
Total Business Services								67,761,624	66,514,300	31.5%
Chemicals
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	8.14%	12/19/2024	3/15/2029	2,970,000	2,958,074	2,969,480	1.4%	(5) (12)
Total Chemicals								2,958,074	2,969,480	1.4%
Construction & Building
Cornerstone Building Brands, Inc.	Tranche B Term Loan	1M SOFR + 3.25%	—	7.50%	3/7/2025	4/12/2028	1,470,177	1,355,391	1,400,006	0.7%	(5) (12)
CP Atlas Buyer, Inc.	Term Loan B	1M SOFR + 5.25%	—	9.41%	7/1/2025	7/8/2030	8,500,000	8,170,504	8,351,250	4.0%	(5) (12)
Foundation Building Materials, Inc.	2025 Incremental Term Loan (First Lien)	PRIME + 4.25%	—	11.50%	4/28/2025	1/29/2031	2,992,500	2,778,904	3,014,151	1.4%	(5) (12)
LBM Acquisition, LLC	Amendment No. 4 Refinancing Term Loan (First Lien)	1M SOFR + 5.00%	0.75%	9.14%	8/20/2025	6/6/2031	3,000,000	2,951,373	2,994,645	1.4%	(12)
Mannington Mills, Inc.	Term Loan B	3M SOFR + 4.75%	—	8.91%	3/10/2025	3/25/2032	4,693,525	4,642,850	4,611,388	2.2%	(5) (12)
Park River Holdings, Inc.	2025 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.49%	9/25/2025	3/15/2031	2,500,000	2,462,500	2,505,000	1.2%	(12)
Total Construction & Building								22,361,522	22,876,440	10.8%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	11.10%	12/29/2022	6/29/2028	24,093,750	23,742,664	23,809,444	11.3%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	12.46%	11/12/2021	11/10/2026	17,771,124	17,642,188	17,771,124	8.4%	(5)
Total Consumer Goods: Durable								41,384,852	41,580,568	19.7%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.75%	1.75%	9.75%	10/11/2024	10/11/2029	4,975,000	4,975,000	4,962,563	2.4%	(5)
Wellful Inc.	Tranche A Term Loan	1M SOFR + 5.00%	1.00%	9.28%	12/31/2024	4/19/2030	7,478,362	7,478,361	7,464,377	3.5%	(5) (12)
Total Consumer Goods: Non-durable								12,453,361	12,426,940	5.9%
Consumer Services
Wash & Wax Holdings LLC	HoldCo Term Loan	12.00%	—	12.00% PIK	4/30/2025	7/30/2028	2,270,972	2,270,972	2,270,972	1.1%
Wash & Wax Systems LLC	Initial Term Loan	3M SOFR + 5.50%	1.00%	9.81%	4/30/2025	4/30/2028	3,377,601	3,377,601	3,377,601	1.6%	(5)
Wash & Wax Systems LLC	Revolving Loan	3M SOFR + 5.50%	1.00%	9.81%	4/30/2025	4/30/2028	4,319	4,319	4,319	0.0%	(7) (8) (13)
Total Consumer Services								5,652,892	5,652,892	2.7%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	1M SOFR + 5.25%	1.00%	9.40%	10/17/2024	10/4/2028	234,521	236,869	238,577	0.1%	(12)
Total Containers, Packaging & Glass								236,869	238,577	0.1%
Environmental Industries
Northstar Group Services, Inc.	Term B Loan (2024)	6M SOFR + 4.75%	0.50%	8.88%	5/27/2025	5/31/2030	2,487,406	2,475,463	2,504,506	1.2%	(5) (12)
Total Environmental Industries								2,475,463	2,504,506	1.2%
Financial Services
Deerfield Dakota Holding, LLC	Initial Term Loan	3M SOFR + 3.00%	0.75%	9.81% (2.75% PIK)	9/12/2025	9/13/2032	8,000,000	7,920,588	7,920,000	3.8%	(12)
Deerfield Dakota Holding, LLC	Initial Revolving Credit	3M SOFR + 3.00%	0.75%	—	9/12/2025	9/13/2032	—	(7,444)	(7,500)	0.0%	(7) (8) (11) (12) (13)
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.00%	0.75%	9.31%	10/7/2024	10/7/2031	1,913,462	1,896,676	1,913,462	0.9%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.00%	0.75%	9.31%	10/7/2024	10/7/2031	112,894	111,459	112,894	0.1%	(7) (8) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.00%	0.75%	—	10/7/2024	10/7/2031	—	(2,066)	—	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	9.41%	5/23/2024	10/6/2028	2,000,000	1,996,724	2,006,870	1.0%	(5) (12)
Total Financial Services								11,915,937	11,945,726	5.7%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 7.25%	1.00%	11.63%	10/1/2021	8/26/2026	10,856,297	10,798,782	10,629,400	5.0%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 7.25%	1.00%	—	10/1/2021	8/26/2026	—	(5,514)	(27,867)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,793,268	10,601,533	5.0%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	3M SOFR + 6.00%	1.00%	12.76% (2.50% PIK)	2/4/2022	1/31/2027	20,913,088	20,810,080	3,871,013	1.8%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	3M SOFR + 6.00%	1.00%	12.76% (2.50% PIK)	2/4/2022	1/31/2027	1,479,188	1,469,330	(335,621)	-0.2%	(8) (13) (17)
Bausch + Lomb Corporation	Term Loan B	1M SOFR + 4.25%	—	8.41%	6/18/2025	6/26/2030	3,990,000	3,970,455	3,997,481	1.9%	(5) (10) (12)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR + 5.00%	0.75%	9.25%	11/7/2022	11/5/2029	9,898,219	9,758,638	9,898,219	4.7%	(5)
Celerion Buyer, Inc.	Delayed Draw Term Loan	3M SOFR + 5.00%	0.75%	—	11/7/2022	11/5/2029	—	(30,291)	—	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR + 5.00%	0.75%	—	11/7/2022	11/3/2028	—	(14,846)	—	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.51%	6/30/2022	6/30/2029	24,250,000	24,036,850	22,858,050	10.8%	(5)
Paradigm Parent, LLC	Initial Term Loan	3M SOFR + 4.50%	—	8.82%	7/24/2025	4/16/2032	3,000,000	2,704,909	2,699,535	1.3%	(5) (12)
Total Healthcare & Pharmaceuticals								62,705,125	42,988,677	20.4%
High Tech Industries
Apryse Software Corp	Term Loan	3M SOFR + 4.75%	—	8.75%	6/25/2025	6/26/2032	14,775,510	14,629,183	14,673,559	7.0%
Apryse Software Corp	Revolving Credit Facility	3M SOFR + 4.75%	—	—	6/25/2025	6/26/2032	—	(11,780)	(8,449)	0.0%	(7) (8) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	9.16%	11/10/2021	10/1/2029	14,678,370	14,678,243	14,624,060	6.9%	(5) (10)
Commscope, LLC	Initial Term Loan	1M SOFR + 4.75%	2.00%	8.91%	10/30/2024	12/17/2029	4,791,123	4,765,477	4,855,923	2.3%	(5) (10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	8.03%	6/4/2024	10/16/2028	2,915,915	2,823,299	2,816,147	1.3%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche A Term Loan	1M SOFR + 5.25%	—	9.25%	3/7/2025	12/15/2028	1,985,000	1,997,498	1,979,541	0.9%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche B Term Loan	1M SOFR + 4.00%	—	8.00%	1/13/2025	12/15/2028	3,970,000	3,860,775	3,862,076	1.8%	(5) (12)
Flexera Software LLC	Initial USD Term Loan	3M SOFR + 4.75%	0.50%	8.96%	8/15/2025	8/15/2032	3,799,527	3,789,614	3,790,028	1.8%	(5)
Flexera Software LLC	Revolving Loan	3M SOFR + 4.75%	0.50%	—	8/15/2025	8/15/2032	—	—	(539)	0.0%	(7) (8) (11) (13)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.50%	0.75%	10.47% (4.00% PIK)	10/29/2021	10/29/2028	27,275,587	27,055,467	22,213,238	10.5%	(5)
OID-OL Intermediate I, LLC	Initial First Out Term Loan (First Lien)	3M SOFR + 6.00%	—	10.31%	6/11/2025	2/1/2029	7,000,000	7,207,567	7,252,315	3.4%	(5) (12)
Planview Parent, Inc.	2024-B Incremental Term Loan (First Lien)	3M SOFR + 3.50%	—	7.50%	9/2/2025	12/17/2027	1,870,277	1,841,589	1,845,730	0.9%	(5) (12)
Project Alpha Intermediate Holding, Inc.	Incremental Second Lien Term Loan	1M SOFR + 5.00%	0.50%	9.00%	11/21/2024	5/9/2033	3,300,000	3,285,642	3,283,500	1.6%	(5) (12)
Victra Holdings, LLC	Fifth Amendment Incremental Term Loan	3M SOFR + 3.75%	0.75%	7.75%	3/3/2025	3/30/2029	5,151,047	5,179,762	5,167,968	2.5%	(5) (12)
Total High Tech Industries								91,102,336	86,355,097	40.9%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 4.75%	0.75%	8.75%	3/8/2023	10/29/2030	9,977,770	9,899,867	9,977,770	4.7%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	8.75%	3/8/2023	10/29/2030	4,663,098	4,633,082	4,663,098	2.2%	(5)
Total Insurance								14,532,949	14,640,868	6.9%
Sovereign & Public Finance
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 5.00%	1.00%	9.17%	12/27/2021	12/28/2026	4,443,591	4,434,666	4,443,591	2.1%	(5)
Total Sovereign & Public Finance								4,434,666	4,443,591	2.1%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Add-on Term Loan B	3M SOFR + 4.00%	0.75%	8.25%	11/14/2024	4/8/2030	1,726,900	1,731,034	1,733,203	0.8%	(5) (12)
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	10.01%	2/1/2022	5/7/2027	20,706,600	20,492,700	20,389,789	9.7%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Offen, Inc	Initial Term Loan	1M SOFR + 5.00%	0.75%	9.16%	7/18/2025	7/22/2030	6,871,667	6,804,014	6,802,950	3.2%	(5)
Offen, Inc	Initial Revolving Loan	1M SOFR + 5.00%	0.75%	—	7/18/2025	7/23/2029	—	(10,738)	(11,111)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Term A Loan	3M SOFR + 5.25%	1.00%	9.57%	7/15/2025	7/15/2031	5,448,116	5,368,515	5,366,394	2.5%	(5)
VTC Buyer Corp.	Advance Revolver	3M SOFR + 5.25%	1.00%	—	7/15/2025	7/15/2031	—	(24,941)	(25,862)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Designated DDTL	3M SOFR + 5.25%	1.00%	—	7/15/2025	7/15/2031	—	(20,617)	(42,591)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Future Expansion DDTL	3M SOFR + 5.25%	1.00%	—	7/15/2025	7/15/2031	—	(14,437)	(29,825)	0.0%	(7) (8) (11) (13)
Total Transportation: Cargo								34,325,530	34,182,947	16.2%
Wholesale
IMB Midco LLC	Term Loan A	3M SOFR + 5.00%	1.00%	9.45% (4.00% PIK)	5/20/2024	4/27/2028	10,293,002	9,083,872	7,977,077	3.8%	(5)
IMB Midco LLC	Term Loan B	8.00%	—	8.00% PIK	5/20/2024	4/27/2028	6,131,575	5,396,166	575,142	0.3%	(5) (17)
IMB Midco LLC	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(2,876)	(114,799)	-0.1%	(7) (8) (11) (13)
Total Wholesale								14,477,162	8,437,420	4.0%

Total Debt Investments								431,520,606	399,799,127	189.6%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,317,450	0.6%	(16)
Total Business Services								1,500,000	1,317,450	0.6%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	2,395,486	1.1%	(14) (16)
Total Consumer Goods: Non-durable								3,131,511	2,395,486	1.1%
Consumer Services
Wash & Wax Holdings LLC	Class A Common Share				4/30/2025	N/A	1,440	3,309,551	2,573,710	1.2%	(16)
Total Consumer Services								3,309,551	2,573,710	1.2%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	524,598	0.2%	(16)
Total Sovereign & Public Finance								200,000	524,598	0.2%
Transportation: Cargo
Mascarene VTC Investment Holdings LLC	Class A-1 Equity				7/8/2025	N/A	678,049	678,049	678,049	0.3%	(6) (13) (16)
Total Transportation: Cargo								678,049	678,049	0.3%
Wholesale
IMB Holdco LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series Z Units				5/20/2024	N/A	164	163,748	26,896	0.0%	(6) (16)
Total Wholesale								3,937,748	26,896	0.0%
Total Equity								12,756,859	7,516,189	3.6%
Total Non-controlled/Non-affiliated investments								$444,277,465	407,315,316	193.1%
Liabilities in Excess of Other Assets									(196,399,796)	-93.1%
Total Net Assets									$210,915,520	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of September 30, 2025, the 1-Month SOFR or “1M SOFR” was 4.13%, the 3-Month SOFR or “3M SOFR” was 3.98%, the 6-Month SOFR or “6M SOFR” was 3.85%, and the Prime Rate was 7.25%.
(3)
The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, using the effective interest method.
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company's board of trustees (the “Board”). Although the Board designated the Adviser as “valuation designee,” the Board ultimately is responsible for fair value determinations under the 1940 Act. (See Note 2 to the consolidated financial statements).

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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 5.7% of total assets as of September 30, 2025.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of September 30, 2025, the Company had the following commitments to fund various revolving and/or delayed draw term loans or equity. Such commitments are subject to certain conditions set forth in the documents governing these loans or equity and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,480,028	$-	$747,004
AmSpec Parent, LLC	Delayed Draw Term Loan	266,667	106,667	-	160,000
Apryse Software Corp.	Revolver	1,224,490	-	-	1,224,490
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	-	-	2,301,790
Celerion Buyer Inc.	Revolver	1,150,895	-	-	1,150,895
Deerfield Dakota Holding, LLC	Revolver	750,000	-	-	750,000
Denali Intermediate Holdings, Inc.	Revolver	636,259	-	-	636,259
Flexera Software LLC	Revolver	215,611	-	-	215,611
IMB Midco LLC	Revolver	510,219	-	-	510,219
Jackson Paper Manufacturing Company	Revolver	1,333,333	-	-	1,333,333
Milestone Technologies, Inc.	Revolver	646,552	-	-	646,552
Milestone Technologies Inc.	Delayed Draw Term Loan	862,069	-	-	862,069
Montana Buyer Inc.	Revolver	2,450,000	-	1,421,647	1,028,353
Offen, Inc	Revolver	1,111,111	-	-	1,111,111
OneZero Financial Systems, LLC	Delayed Draw Term Loan	336,538	113,462	-	223,076
OneZero Financial Systems, LLC	Revolver	240,385	-	-	240,385
Project Cloud Holdings, LLC	Revolver	1,220,339	1,220,339	-	—
SPLAT Super HoldCo, LLC	Delayed Draw Term Loan	396,040	-	-	396,040
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,443,609	-	-	1,443,609
The Ultimus Group Midco, LLC	Revolver	541,353	-	-	541,353
Wash & Wax Systems LLC	Revolver	215,949	4,319	-	211,630
VTC Buyer Corp.	Revolver	1,724,138	-	-	1,724,138
VTC Buyer Corp.	Delayed Draw Term Loan	2,839,383	-	-	2,839,383
VTC Buyer Corp.	Delayed Draw Term Loan	1,988,363	-	-	1,988,363
Mascarene VTC Investment Holdings LLC	Equity	800,000	678,049	-	121,951
		$27,432,125	$3,602,864	$1,421,647	$22,407,614
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See “Note 3. Related Party Transactions.”
(16)
Investment is non-income producing.
(17)
Loan was on non-accrual status as of September 30, 2025.
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
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Board. Although the Board designated the Adviser as “valuation designee,” the Board ultimately is responsible for fair value determinations under the 1940 Act. See Note 2 to the consolidated financial statements.
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

The Company commenced operations on October 1, 2021.

On August 25, 2021, the Company formed a wholly-owned blocker entity, Onex Direct Lending BDC Blocker LLC (the “ODL Blocker”), which holds certain of the Company’s portfolio equity investments. On September 21, 2021, the Company formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Onex Direct Lending BDC SPV, LLC (the “ODL SPV”), which holds certain of the Company’s portfolio loan investments that are used as collateral for its debt financing facility. On December 13, 2022, the Company formed a wholly-owned entity, Connect America OFDL BDC Holdings, LLC (the “OFDL Holdings”), which holds certain of the Company’s portfolio equity investments.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. These unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the SEC. The Company is considered an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies.

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

In December 2023, the FASB issued ASU 2023 - 09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures and requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact to its consolidated financial statements.

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

For the three months ended September 30, 2025 and 2024, the Company incurred administrative fees of $0.2 million and $25.0 thousand, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred administrative fees of $0.8 million and $0.5 million, respectively.

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

For the three months ended September 30, 2025 and 2024, management fees were $0.7 million and $0.8 million, respectively. For the nine months ended September 30, 2025 and 2024, management fees were $2.2 million and $2.4 million, respectively.

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

For the three months ended September 30, 2025 and 2024, incentive fees were $0.0 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, incentive fees were $0.9 million and $2.1 million, respectively.

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

For the three and nine months ended September 30, 2024, the Company reimbursed zero and $0.5 million, respectively, to the Prior Adviser and the Prior Adviser agreed to permanently waive the remaining balance outstanding of $0.9 million. Accordingly, no amounts were eligible for reimbursement for the three and nine months ended September 30, 2025.

Shares held by Affiliated Accounts

As of September 30, 2025 and December 31, 2024, certain entities affiliated with the Company held shares of the Company. As of September 30, 2025 and December 31, 2024, the Adviser and its affiliate held an aggregate of 1,890,553 and 1,890,547 shares (includes shares held by Convex Re Limited, a Bermuda corporation, which is indirectly controlled by Onex Corporation), approximately 19.3% and 16.8% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$431,520,606	$399,799,127	$521,570,752	$511,948,518
Equity	12,756,859	7,516,189	9,748,921	5,961,599
Total Investments	$444,277,465	$407,315,316	$531,319,673	$517,910,117

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2025 and December 31, 2024, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Aerospace & Defense	$—	—%	$811,879	0.2%
Automotive	16,728,929	4.1%	5,368,036	1.0%
Beverage, Food & Tobacco	14,710,636	3.6%	13,466,798	2.6%
Business Services	67,831,750	16.7%	99,980,747	19.3%
Chemicals	2,969,480	0.7%	7,829,040	1.5%
Construction & Building	22,876,440	5.6%	13,408,154	2.6%
Consumer Goods: Durable	41,580,568	10.2%	46,159,906	8.9%
Consumer Goods: Non-durable	14,822,426	3.6%	25,889,462	5.0%
Consumer Services	8,226,602	2.0%	9,112,325	1.8%
Containers, Packaging & Glass	238,577	0.1%	241,948	— (1)
Environmental Industries	2,504,506	0.6%	—	—%
Financial Services	11,945,726	2.9%	11,871,330	2.3%
Forest Products & Paper	10,601,533	2.6%	10,668,898	2.1%
Healthcare & Pharmaceuticals	42,988,677	10.6%	86,537,327	16.7%
High Tech Industries	86,355,097	21.2%	97,769,103	18.9%
Insurance	14,640,868	3.6%	34,162,653	6.6%
Sovereign & Public Finance	4,968,189	1.2%	19,955,019	3.9%
Transportation: Cargo	34,860,996	8.6%	24,351,758	4.7%
Wholesale	8,464,316	2.1%	10,325,734	1.9%
Total Investments	$407,315,316	100.0%	$517,910,117	100.0%
(1)
Represents less than 0.1%.

	September 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
United States	$399,630,250	98.1%	$516,849,911	99.8%
United Kingdom	3,687,585	0.9%	—	—%
Canada	3,997,481	1.0%	1,060,206	0.2%
Total Investments	$407,315,316	100.0%	$517,910,117	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$118,519,249	$281,279,878	$399,799,127
Equity	—	—	7,516,189	7,516,189
Total Investments	$—	$118,519,249	$288,796,067	$407,315,316

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$107,813,248	$404,135,270	$511,948,518
Equity	—	—	5,961,599	5,961,599
Total Investments	$—	$107,813,248	$410,096,869	$517,910,117

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2025	$404,135,270	$5,961,599	$410,096,869
Purchases and drawdowns of investments	58,835,053	3,987,601	62,822,654
Proceeds from principal pre-payments and sales of investments	(166,241,429)	(897,022)	(167,138,451)
Payment-in-kind	2,081,717	—	2,081,717
Net accretion of discount on investments	1,755,703	—	1,755,703
Net change in unrealized appreciation (depreciation) on investments	(19,888,905)	(1,453,349)	(21,342,254)
Net realized gain (loss) on investments	602,469	(82,640)	519,829
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of September 30, 2025	$281,279,878	$7,516,189	$288,796,067
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(20,449,937)	$(1,372,806)	$(21,822,743)

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

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of September 30, 2025 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$216,447,642	Discounted cash flow	Discount rate	4.4% - 11.8% (6.2%)	Decrease
	30,595,964	Yield analysis	Market yield	9.9% - 21.9% (13.9%)	Decrease
	4,110,534	Enterprise value waterfall	EBITDA multiple	6.3x - 8.5x (6.6x)	Increase
	22,213,238	Discounted cash flow Yield analysis	Discount rate Market yield	12.3% (12.3%) 21.6% (21.6%)	Decrease
	7,912,500	Recent transactions	Transaction price	N/A	N/A
Equity	7,516,189	Enterprise value waterfall	EBITDA multiple	7.4x - 15.1x (11.4x)	Increase
$288,796,067

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2024 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$327,406,701	Discounted cash flow	Discount rate	4.8% - 9.2% (6.3%)	Decrease
	49,361,964	Yield analysis	Market yield	10.3% - 13.3% (12.3%)	Decrease
	25,468,528	Enterprise value waterfall	EBITDA multiple	9.8x - 13.1x (12.3x)	Increase
	1,898,077	Recent transactions	Transaction price	N/A	N/A
Equity	5,961,599	Enterprise value waterfall	EBITDA multiple	8.6x - 14.6x (12.2x)	Increase
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

Debt obligations consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SMBC Facility	$300,000,000	$256,000,000	$300,000,000	$249,000,000
Revolving OCF II Loan	80,000,000	—	80,000,000	—
	$380,000,000	$256,000,000	$380,000,000	$249,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$4,218,320	$5,023,805	$12,516,017	$15,387,179
Amortization of deferred financing costs	134,397	277,917	398,810	833,750
Total interest and credit facility expense	$4,352,717	$5,301,722	$12,914,827	$16,220,929
Average debt outstanding	$251,903,226	$241,500,000	$252,175,182	$253,716,364
Weighted average interest rate	6.5%	7.1%	6.5%	7.3%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the nine months ended September 30, 2025:

Period Ended	Shares Issued	Proceeds Received
March 31, 2025	151,338	$3,539,803
June 30, 2025	4,371	100,000
September 30, 2025	4,893	110,000
	160,602	$3,749,803

The following table summarizes the total shares issued and proceeds received during the nine months ended September 30, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
September 30, 2024	—	—
	180,268	$4,391,335

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

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
May 7, 2025	May 13, 2025	June 18, 2025	0.54	5,552,780	12,458
August 6, 2025	August 12, 2025	September 18, 2025	0.54	5,284,175	11,851
			$1.63	$16,775,602	46,303

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the nine months ended September 30, 2024:

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

The following table presents the share repurchases completed during the nine months ended September 30, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	— (1)
April 14, 2025	May 9, 2025	540,977	$22.88	540,977	— (2)
July 14, 2025	August 8, 2025	514,769	$22.48	514,769	— (3)
				1,631,308

(1)
All repurchase requests were satisfied in full.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 66.54% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Securities Exchange Act of 1934, as amended.
(3)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 91.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Securities Exchange Act of 1934, as amended.

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

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$(4,052,151)	$1,253,188	$(2,219,640)	$12,700,287
Weighted average common shares outstanding—basic and diluted	10,019,589	10,397,859	10,531,935	10,618,963
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$(0.40)	$0.12	$(0.21)	$1.20

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

Taxable Subsidiaries

Certain of the Company’s subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2025 and December 31, 2024, there were deferred tax assets of $0.8 million and $0.8 million, offset by valuation allowances of $0.8 million and $0.8 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company’s ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Per share data:
Net asset value, beginning of period	$23.39	$24.36
Results of operations:
Net investment income (loss) (1)	1.98	2.22
Net realized and unrealized gain (loss) (2)	(2.21)	(1.01)
Net increase (decrease) in net assets resulting from operations (1)	(0.23)	1.21
Shareholder distributions: (3)
Distributions from net investment income	(1.63)	(2.15)
Net decrease in net assets resulting from shareholder distributions	(1.63)	(2.15)
Net asset value, end of period	$21.53	$23.42
Shares outstanding, end of period	9,797,360	10,315,901
Total return based on net asset value (4)	(1.1)%	4.9%
Ratio/Supplemental Data:
Net assets, end of period	$210,915,520	$241,590,203
Ratio of net investment income (loss) after excise tax to average net assets (5)	11.55%	12.50%
Ratio of total expenses after excise tax to average net assets (5)	9.99%	11.50%
Ratio of net expenses after excise tax to average net assets (5)	9.99%	11.69%
Average debt outstanding	$252,175,182	$253,716,364
Portfolio turnover	38%	24%
Total amount of senior securities outstanding	$256,000,000	$261,000,000
Asset coverage per unit (6)	$1,824	$1,926

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
(5)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses and waivers, such as organization and offering costs and reimbursement of expense support to the Prior Adviser, is annualized. Net expenses include reimbursement of expense support to the Prior Adviser for the nine months ended September 30, 2024.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2025, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$10,214,331	$11,734,864
Unfunded revolver obligations	12,071,332	13,819,371
Unfunded equity commitments	121,951	—
	$22,407,614	$25,554,235

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

On November 5, 2025, the Board declared a quarterly dividend of $0.54 per share for the Company’s shareholders of record as of November 11, 2025, payable on December 18, 2025.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of September 30, 2025 and December 31, 2024, the total amount of non-qualifying assets to total assets was approximately 5.7% and 9.1%, respectively.

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

Portfolio and Investment Activity

As of September 30, 2025, we had investments in 59 portfolio companies with an aggregate fair value of $407.3 million. As of September 30, 2025 and December 31, 2024, the total amount of non-qualifying assets to total assets was approximately 5.7% and 9.1%, respectively.

Our investment activity for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investments made in portfolio companies	$70,131,602	$52,276,795	$189,956,959	$123,067,813
Investments repayments or sold	(121,590,096)	(41,414,181)	(281,897,407)	(144,775,530)
Net investment activity	$(51,458,494)	$10,862,614	$(91,940,448)	$(21,707,717)
Portfolio companies at beginning of year or period	55	36	50	30
Number of investments in new portfolio companies	13	8	30	18
Number of exited portfolio companies	9	3	21	7
Portfolio companies at end of year or period	59	41	59	41
Percentage of investment commitments at floating rates	98.7%	98.9%	98.7%	98.9%
Percentage of investment commitments at fixed rates	1.3%	1.1%	1.3%	1.1%
Weighted average contractual interest rate of investments based on par	9.71%	11.17%	9.71%	11.17%

The following table summarizes our top ten portfolio companies and industries based on fair value as of September 30, 2025:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
BCDI Meteor Acquisition, LLC	5.8%	High Tech Industries	21.2%
MMS Bidco LLC	5.6%	Business Services	16.7%
Medallia, Inc.	5.5%	Healthcare & Pharmaceuticals	10.6%
Keystone Purchaser, LLC	5.0%	Consumer Goods: Durable	10.2%
Hy Cite Enterprises, LLC	4.4%	Transportation: Cargo	8.6%
Apryse Software Corp	3.6%	Construction & Building	5.6%
Foundation Risk Partners, Corp.	3.6%	Automotive	4.1%
Bullhorn, Inc.	3.6%	Consumer Goods: Non-durable	3.6%
Axiom Global Inc.	3.6%	Beverage, Food & Tobacco	3.6%
Project Cloud Holdings, LLC	3.0%	Insurance	3.6%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.6%	Business Services	19.3%
Medallia, Inc.	4.9%	High Tech Industries	18.9%
BCDI Meteor Acquisition, LLC	4.7%	Healthcare & Pharmaceuticals	16.7%
MMS Bidco LLC	4.7%	Consumer Goods: Durable	8.9%
Hy Cite Enterprises, LLC	4.2%	Insurance	6.6%
APT Opco, LLC	4.1%	Consumer Goods: Non-durable	5.0%
Keystone Purchaser, LLC	4.0%	Transportation: Cargo	4.7%
S4T Holdings Corp.	3.9%	Sovereign & Public Finance	3.9%
Wellful Inc.	3.4%	Construction & Building	2.6%
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	3.4%	Beverage, Food & Tobacco	2.6%

The industry composition of our portfolio at fair value at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	—%	0.2%
Automotive	4.1%	1.0%
Beverage, Food & Tobacco	3.6%	2.6%
Business Services	16.7%	19.3%
Chemicals	0.7%	1.5%
Construction & Building	5.6%	2.6%
Consumer Goods: Durable	10.2%	8.9%
Consumer Goods: Non-durable	3.6%	5.0%
Consumer Services	2.0%	1.8%
Containers, Packaging & Glass	0.1%	—% (1)
Environmental Industries	0.6%	—%
Financial Services	2.9%	2.3%
Forest Products & Paper	2.6%	2.1%
Healthcare & Pharmaceuticals	10.6%	16.7%
High Tech Industries	21.2%	18.9%
Insurance	3.6%	6.6%
Sovereign & Public Finance	1.2%	3.9%
Transportation: Cargo	8.6%	4.7%
Wholesale	2.1%	1.9%
Total Investments	100.0%	100.0%

(1) Represents less than 0.1%

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$431,520,606	$399,799,127	$521,570,752	$511,948,518
Equity	12,756,859	7,516,189	9,748,921	5,961,599
Total Investments	$444,277,465	$407,315,316	$531,319,673	$517,910,117

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing	$403,204,782	99.0%	$501,553,914	96.8%
Non-accrual	4,110,534	1.0%	16,356,203	3.2%
Total Investments	$407,315,316	100.0%	$517,910,117	100.0%

Results of Operations

Our operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$12,296,106	$13,904,491	$39,227,140	$46,935,448
Net expenses before excise tax	5,809,954	6,749,257	18,393,345	23,326,378
Net investment income before excise tax	6,486,152	7,155,234	20,833,795	23,609,070
Excise tax expense	—	—	23,111	—
Net investment income after excise tax	6,486,152	7,155,234	20,810,684	23,609,070
Net realized and unrealized gain (loss)	(10,538,303)	(5,902,046)	(23,030,324)	(10,908,783)
Net increase (decrease) in net assets resulting from operations	$(4,052,151)	$1,253,188	$(2,219,640)	$12,700,287
Net investment income per common share—basic and diluted	$0.65	$0.69	$1.98	$2.22
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$(0.40)	$0.12	$(0.21)	$1.20

Net income can vary substantially from period-to-period due to various factors, including the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.

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

Investment income for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$11,645,167	$13,309,090	$36,566,950	$44,204,163
Payment-in-kind interest income	631,124	352,821	2,136,192	1,563,922
Dividend income	—	—	103,602	—
Other income	19,815	242,580	420,396	1,167,363
Total investment income	$12,296,106	$13,904,491	$39,227,140	$46,935,448
Weighted average contractual interest rate on performing interest bearing investments	9.57%	11.08%	9.57%	11.08%
Weighted average contractual interest rate on all interest bearing investments	9.71%	11.17%	9.71%	11.17%

For the three months ended September 30, 2025 and 2024, we have generated interest income, including PIK, of $12.3 million and $13.7 million, respectively. For the nine months ended September 30, 2025 and 2024, we have generated interest income, including PIK, of $38.7 million and $45.8 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income decreased primarily as a result of the unscheduled paydowns and lower weighted average contractual interest rate in our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par at September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
Average position size of portfolio (in millions)	$6.5	$10.2
Weighted average contractual interest rate of investments based on par	9.71%	11.17%

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

Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fee	$666,623	$762,051	$2,158,234	$2,360,445
Incentive fee	—	179,027	878,959	2,067,455
Administration fee	216,935	25,000	777,090	525,000
Professional fees	307,699	237,191	889,162	972,792
Trustees’ fees	43,000	43,000	132,431	132,708
Interest and credit facility expense	4,352,717	5,301,722	12,914,827	16,220,929
Other general and administrative expense	222,980	201,266	642,642	547,049
Total Expenses	5,809,954	6,749,257	18,393,345	22,826,378
Reimbursement of expense support to Prior Adviser	—	—	—	500,000
Net Expenses	$5,809,954	$6,749,257	$18,393,345	$23,326,378

Total expenses were $5.8 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively, primarily due to a decrease in interest expense and incentive fee. Total expenses, including reimbursement of expense support to the Prior Adviser, were $18.4 million and $23.3 million for the nine months ended September 30, 2025 and 2024, respectively. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SPV Facility and SMBC Facility is based on the average debt outstanding. Interest expense decreased primarily due to the decrease in weighted average interest rate as a result of the decrease in SOFR and lower base rate on the SMBC Facility as compared to the SPV Facility.

For the three and nine months ended September 30, 2024, we reimbursed $0 and $0.5 million, respectively, to the Prior Adviser and the Prior Adviser agreed to permanently waive the remaining balance outstanding of $0.9 million. Accordingly, no amounts were eligible for reimbursement for the three and nine months ended September 30, 2025.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $281.9 million and $144.8 million during the nine months ended September 30, 2025 and 2024, from which we realized net gains (losses) totaling $0.5 million and $(1.1) million, respectively. We recognized gains on principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales, repayments or exits of investments	$121,590,096	$41,414,181	$281,897,407	$144,775,530
Net realized gains (losses) on investments:
Gross realized gains	$1,270,890	$557,015	$3,341,287	$2,078,142
Gross realized losses	(576,756)	—	(2,819,018)	(3,166,154)
Net realized gains (losses) on investments	$694,134	$557,015	$522,269	$(1,088,012)

The net realized gains (losses) on investments for the nine months ended September 30, 2025 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
BCP V Everise Acquisition LLC	$(531,130)
CP Atlas Buyer, Inc.	367,383
Foundation Risk Partners, Corp.	362,763
MIS Acquisition, LLC	327,559
SailPoint Technologies Holdings Inc.	242,295
Wellful Inc.	388,443
Zips Car Wash, LLC	(1,108,147)
Other	473,103
Net realized gain (loss) on investments	$522,269

The net realized gains (losses) on investments for the nine months ended September 30, 2024 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
BCP V Everise Acquisition LLC	295,954
Crash Champions Intermediate, LLC	515,255
IMB Midco LLC (formerly, WSP Midco LLC)	(3,162,435)
Kelso Industries LLC	317,799
Montana Buyer Inc.	214,392
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	219,987
Project Cloud Holdings, LLC	177,633
Other	333,403
Net realized gain (loss) on investments	$(1,088,012)

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized appreciation	$2,262,329	$669,370	$3,229,920	$2,572,061
Unrealized depreciation	(13,494,766)	(7,128,431)	(26,782,513)	(12,392,832)
Net change in unrealized appreciation (depreciation) on investments	$(11,232,437)	$(6,459,061)	$(23,552,593)	$(9,820,771)

For the three months ended September 30, 2025, the net change in unrealized depreciation on investments was $11.2 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $6.5 million for the three months ended September 30, 2024 primarily driven by a net depreciation in loans and equity. For the nine months ended September 30, 2025, the net change in unrealized depreciation on investments was $23.6 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $9.8 million for the nine months ended September 30, 2024 primarily driven by a net depreciation in loans and equity.

The change in unrealized appreciation or depreciation on investments for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Portfolio Company	2025	2024	2025	2024
Accession Risk Management Group, Inc.	$(31,111)	$(1,140)	$(40,959)	$(1,140)
AIT Worldwide Logistics Holdings, Inc.	(2,560)	—	(47,025)	—
Amplity Parent, Inc.	(6,448,750)	(994,845)	(11,027,081)	(3,407,449)
AmSpec Parent, LLC	(449)	—	(3,011)	—
Apryse Software Corp	47,794	(46,878)	47,707	(210,189)
APT Opco, LLC	(91,491)	(11,096)	(130,784)	(1,968)
Asurion, LLC	—	15,640	(74,813)	15,640
AVSC Holding Corp.	—	(3,700)	—	(16,657)
Axiom Global Inc.	(129,330)	(2,502)	(122,042)	(2,502)
Bausch + Lomb Corporation	(5,494)	—	27,026	—
BCDI Meteor Acquisition, LLC	89,648	(143,598)	40,252	(209,826)
BCP V Everise Acquisition LLC	—	19,757	(185,249)	311,329
BCPE North Star US Holdco 2, Inc.	(42,786)	—	(5,299)	—
Bullhorn, Inc.	10,589	207,563	(45,990)	137,918
Burgess Point Purchaser Corporation	259,619	—	(27,675)	—
Celerion Buyer, Inc.	(12,537)	(33,722)	69,460	(73,519)
Champions Holdco, Inc.		(16,456)		(16,456)
Chromalloy Corporation	—	—	(15,935)	—
Commscope, LLC	(831)	—	(121,177)	—
Connect America.com, LLC	(197,122)	150,032	(978,385)	349,328
CoolSys, Inc.	568,237	(51,076)	(887,148)	(12,065)
Cornerstone Building Brands, Inc.	192,134	—	44,615	—
Cornerstone OnDemand, Inc.	147,878	(53,868)	466,561	(126,193)
Crash Champions Intermediate, LLC	—	—	—	(495,791)
CP Atlas Buyer, Inc.	(177,558)	—	180,746	—
Crown Subsea Communications Holding, Inc.	(12,646)	—	—	—
Deerfield Dakota Holding, LLC	(644)	—	(644)	—
Denali Intermediate Holdings, Inc.	(1,312)	—	(1,312)	—
DexKo Global Inc.	109,215	—	153,924	—
Dispatch Acquisition Holdings, LLC	(2,687)	—	(2,687)	—
DTI Holdco, Inc.	28,296	3,741	(22,138)	3,741
The Edelman Financial Engines Center, LLC	(3,954)	(988)	(15,099)	4,001
Ellucian Holdings Inc.	—	—	(102,723)	—
FINThrive Software Intermediate Holdings, Inc.	(23,679)	—	(16,656)	—
Flexera Software LLC	(125)	—	(125)	—
Foundation Building Materials, Inc.	49,762	—	235,247	—
Foundation Risk Partners, Corp.	(308,758)	(35,884)	(444,560)	(50,730)
Golden State Foods LLC	3,099	—	3,099	—
GS AcquisitionCo, Inc.	—	—	—	109,437
Hexion Holdings Corporation	1,810	—	(8,943)	—
Hy Cite Enterprises, LLC	(38,175)	(89,941)	(147,089)	(213,491)
IMB Midco LLC	(696,026)	(3,489,635)	(2,986,754)	(675,473)
Innovative Xcessories Services LLC	18,653	—	18,653	—
Jackson Paper Manufacturing Company	4,741	55,671	11,523	(207,891)
Kelso Industries LLC	—	—	—	7,955
KeyData Associates Inc.	—	(140,100)	(80,544)	(146,582)
Keystone Purchaser, LLC	32,242	(59,053)	(56,805)	210,604
LBM Acquisition, LLC	43,272	—	43,272	—
LSCS Holdings, Inc.	19,495	—	—	—
Mannington Mills, Inc.	(18,062)	—	(31,462)	—
KUEHG Corp.	—	(15)	—	4,469
Level 3 Financing, Inc.	—	71,044	—	81,544
MED ParentCo, LP	—	(4,913)	—	—
Medallia, Inc.	(2,913,332)	(322,913)	(4,113,878)	(176,728)
MH Sub I, LLC	—	—	(24,847)	—
Milestone Technologies, Inc.	77,374	(608,797)	597,367	(899,055)

MIS Acquisition, LLC	—	(18,206)	(168,064)	125,004
MMS Bidco LLC	(1,260,121)	91,527	(1,469,880)	(39,203)
Montana Buyer Inc.	(5,485)	(219,933)	(21,725)	(125,373)
Nielsen Consumer Inc.	(2,951)	(10,211)	(70,644)	4,164
Northstar Group Services, Inc.	(1,419)	—	29,043	—
Offen, Inc	(1,437)	—	(1,437)	—
OID-OL Intermediate I, LLC	41,973	—	44,748	—
ONBE, Inc.	4,260	(922)	(21,588)	(922)
OneZero Financial Systems, LLC	9,493	—	22,560	—
Paradigm Parent, LLC	(5,374)	—	(5,374)	—
Park River Holdings, Inc.	42,500	—	42,500	—
Planview Parent, Inc.	4,141	—	4,141	—
Pansophic Learning Ltd.	—	—	—	(45,116)
Plaskolite PPC Intermediate II LLC	—	42,839	40,095	42,839
Project Alpha Intermediate Holding, Inc.	(4,125)	—	(72,284)	—
Project Cloud Holdings, LLC	9,915	(9,369)	(142,230)	272,085
RealTruck Group, Inc.	134,823	—	(421,259)	—
Renaissance Holding Corp.	(242,597)	—	(250,614)	—
S4T Holdings Corp.	60,283	(15,555)	(88,832)	32,071
SailPoint Technologies Holdings Inc.	—	11,556	(251,394)	223,562
Spark DSO, LLC	157,586	(118,557)	101,346	(96,701)
SPLAT Super HoldCo, LLC	24,684	—	24,684	—
Steele Solutions, Inc.	—	(51,242)	170,838	(276,816)
Summer (BC) Bidco B LLC	(66,194)	—	(44,675)	—
Teneo Holdings LLC	(67,319)	—	(119,210)	—
The Ultimus Group Midco, LLC	(86,415)	(1,835)	(93,791)	89,216
Valcour Packaging, LLC	2,393	—	(2,842)	—
Victra Holdings, LLC	7,767	—	(11,794)	—
VTC Buyer Corp.	(40,404)	—	(40,404)	—
Wash & Wax Systems LLC	(551,506)	—	(735,841)	—
Wellful Inc.	58,653	(380,624)	(979,792)	(4,864,996)
Xplor T1, LLC	—	(8,740)	—	—
Zips Car Wash, LLC	—	(182,117)	810,513	547,154.00
Net change in unrealized appreciation (depreciation) on investments	$(11,232,437)	$(6,459,061)	$(23,552,593)	$(9,820,771)

During the three months ended September 30, 2025 and 2024, we recognized net unrealized gains (losses) on foreign currency of $0.1 million and $10.4 thousand, respectively. During the nine months ended September 30, 2025 and 2024, we recognized net unrealized gains (losses) on foreign currency of $0.1 million and $(19.7) thousand, respectively.

Net Increase (decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $(4.1) million and $1.3 million or $(0.40) and $0.12 per share, respectively. For the nine months ended September 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $(2.2) million and $12.7 million or $(0.21) and $1.20 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2025, our asset coverage ratio was 182.4%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of September 30, 2025, we had $8.6 million in cash and cash equivalents on hand, plus $44.0 million and $80.0 million available to us under our borrowing facilities with SMBC and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the short term and for the foreseeable future. However, as the impact of current inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the nine months ended September 30, 2025:

Period Ended	Shares Issued	Proceeds Received
March 31, 2025	151,338	$3,539,803
June 30, 2025	4,371	100,000
September 30, 2025	4,893	110,000
	160,602	$3,749,803

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

The following table presents the share repurchases completed during the nine months ended September 30, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	— (1)
April 14, 2025	May 9, 2025	540,977	$22.88	540,977	— (2)
July 14, 2025	August 8, 2025	514,769	$22.48	514,769	— (3)
				1,631,308
(1)
All repurchase requests were satisfied in full.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 66.54% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer as permitted by Rule 13e-4 of the Securities Exchange Act of 1934, as amended.
(3)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 91.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer as permitted by Rule 13e-4 of the Securities Exchange Act of 1934, as amended.

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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
May 7, 2025	May 13, 2025	June 18, 2025	0.54	5,552,780	12,458
August 6, 2025	August 12, 2025	September 18, 2025	0.54	5,284,175	11,851
			$1.63	$16,775,602	46,303

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 182.4% and 205.4%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of September 30, 2025:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$256,000,000	$—	$—	$256,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$256,000,000	$—	$—	$256,000,000	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2024:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$249,000,000	$—	$—	$249,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$249,000,000	$—	$—	$249,000,000	$—

The weighted average interest rate on the aggregate principal amount outstanding was 6.5% for the nine months ended September 30, 2025 and 7.2% for the year ended December 31, 2024.

The ratio of total principal amount of debt outstanding to shareholders’ equity as of September 30, 2025 was 1.21:1.00 compared to 0.95:1.00 as of December 31, 2024.

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

As of September 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$10,214,331	$11,734,864
Unfunded revolver obligations	12,071,332	13,819,371
Unfunded equity commitments	121,951	—
	$22,407,614	$25,554,235

Recent Developments

On November 5, 2025, the Board declared a quarterly dividend of $0.54 per share for the Company’s shareholders of record as of November 11, 2025, payable on December 18, 2025.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2025 and December 31, 2024, 98.7% and 99%, respectively, of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2025 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$12,229,042	$7,680,000	$4,549,042
Up 200 Basis Points	8,152,695	5,120,000	3,032,695
Up 100 Basis Points	4,076,347	2,560,000	1,516,347
Down 100 Basis Points	(4,076,347)	(2,560,000)	(1,516,347)
Down 200 Basis Points	(8,152,695)	(5,120,000)	(3,032,695)
Down 300 Basis points	(12,143,935)	(7,680,000)	(4,463,935)

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended September 30, 2025, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.

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

The following table presents the share repurchases completed during the quarter ended September 30, 2025:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
July 14, 2025(1)	August 8, 2025	514,769	$22.48	514,769	—

(1)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 91.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer as permitted by Rule 13e-4 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ONEX DIRECT LENDING BDC FUND

November 7, 2025	By:	/s/ Ronnie Jaber
	Name:	Ronnie Jaber
	Title:	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)

November 7, 2025	By:	/s/ Albert Siu
	Name:	Albert Siu
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)