Form 10-K
period 2025-12-31
Onex Direct Lending BDC Fund
filed 2026-03-06
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 814-01405

Onex Direct Lending BDC Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware

(State of Incorporation)

86-3687484

(I.R.S. Employer Identification No.)

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

The registrant had 8,859,835 Common Shares, $0.001 par value per share, outstanding as of March 2, 2026.

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
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts between Russia and Ukraine, continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions;
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
•
the tax status of the enterprises in which we may invest; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this Annual Report and elsewhere in our filings with the SEC.

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

PART I

Item 1. Business.

General

The Onex Direct Lending BDC Fund (“we,” “us,” or “our,” or the “Company”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business—Regulation” and “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

We are externally managed by the Adviser, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). To achieve our investment objective, we will leverage the Onex Credit (as defined below) investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

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
•
capitalizing on lender-favorable direct lending market trends, including (i) increased market share from syndicated markets over the past decade; (ii) borrowers opting for lender-friendly economics and terms in favor of execution certainty; (iii) less competition in the middle market compared to the upper middle market, with ample deal flow for true middle market lenders; and
•
leveraging the sector and research expertise of the broader Onex platform to deliver differentiated sourcing, deeper underwriting, and superior results.2

We seek to make investments in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. We define “middle market companies” generally to mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $35 million and $100 million annually, and even though we will not seek to invest in such opportunities, we may on occasion invest in smaller or larger companies if an opportunity presents itself. Most of our investments will be in private U.S. companies (subject to compliance with the regulatory requirement that a BDC invest at least 70% of its assets in private U.S. companies); however, we also expect to invest from time to time in Canadian, European and other non-U.S. companies. We expect to invest primarily in high-quality first lien senior secured loans, and, to a lesser extent, second-lien loans, last-out tranches of unitranche loans and other credit investments. When we invest in such loans, we may acquire equity securities, such as warrants, options and convertible instruments, as well. We may also invest in total return swaps (“TRS”), which are contracts in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.

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
•
healthy historical performance.

We may co-invest on a concurrent basis with our affiliates, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the U.S. Securities and Exchange Commission (the “SEC”) permitting us to do so. On January 13, 2026, the SEC issued an order, granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates.

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

The following is a representative list of the industries in which we have invested as of December 31, 2025. We may also invest in other industries if we are presented with attractive opportunities.

•
Automotive
•
Beverage, Food & Tobacco
•
Business Services
•
Chemicals
•
Construction & Building
•
Consumer Goods: Durable
•
Consumer Goods: Non-durable
•
Consumer Services
•
Containers, Packaging & Glass
•
Environmental Industries
•
Financial Services
•
Forest Products & Paper
•
Healthcare & Pharmaceuticals
•
High Tech Industries
•
Insurance
•
Media: Advertising, Printing & Publishing
•
Retail
•
Sovereign & Public Finance
•
Transportation: Cargo
•
Wholesale

During the year ended December 31, 2025, we invested $209.0 million, comprised of investments in 33 new portfolio companies and incremental commitments to existing portfolio companies, as well as draws made on existing commitments and payment-in-kind (“PIK”) received on existing investments. The weighted average yield on our total debt portfolio was 9.29% and 10.46% as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the total return based on net asset value (“NAV”) and taking into account distributions and reinvestment of any distributions was (2.2%) and 7.9%, respectively.

As of December 31, 2025, our portfolio consisted of 57 portfolio companies with 98% in secured debt and 2% in common and preferred equity. As of December 31, 2024, our portfolio consisted of 50 portfolio companies with 99% in secured debt and 1% in common and preferred equity. As of December 31, 2025, the percentage of Level 2 securities, consisting primarily of broadly syndicated loans, increased from 21% to 28% based on fair market value.

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2025:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
BCDI Meteor Acquisition, LLC	6.0%	High Tech Industries	19.6%
MMS Bidco LLC	5.8%	Business Services	15.6%
Medallia, Inc.	5.5%	Healthcare & Pharmaceuticals	13.2%
Keystone Purchaser, LLC	5.1%	Consumer Goods: Durable	10.4%
Hy Cite Enterprises, LLC	4.4%	Transportation: Cargo	9.7%
Apryse Software Corp	3.7%	Construction & Building	4.9%
Axiom Global Inc.	3.7%	Automotive	3.9%
Bullhorn, Inc.	3.7%	Consumer Goods: Non-durable	3.7%
Foundation Risk Partners, Corp.	3.7%	Insurance	3.7%
Jackson Paper Manufacturing Company	2.7%	Financial Services	3.0%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.6%	Business Services	19.3%
Medallia, Inc.	4.9%	High Tech Industries	18.9%
BCDI Meteor Acquisition, LLC	4.7%	Healthcare & Pharmaceuticals	16.7%
MMS Bidco LLC	4.7%	Consumer Goods: Durable	8.9%
Hy Cite Enterprises, LLC	4.2%	Insurance	6.6%
APT Opco, LLC	4.1%	Consumer Goods: Non-durable	5.0%
Keystone Purchaser, LLC	4.0%	Transportation: Cargo	4.7%
S4T Holdings Corp.	3.9%	Sovereign & Public Finance	3.9%
Wellful Inc.	3.4%	Construction & Building	2.6%
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	3.4%	Beverage, Food & Tobacco	2.6%

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

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the investment professionals of Onex Credit Partners, LLC (“Onex Credit”), an affiliate of the Adviser, that are responsible for the portfolio investment;
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
•
Level 2—Valuations are based on similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.
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

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2025:

Period Ended	Shares Issued	Proceeds Received
March 31, 2025	151,338	$3,539,803
June 30, 2025	4,371	100,000
September 30, 2025	4,893	110,000
December 31, 2025	7,989	172,000
	168,591	$3,921,803

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
September 30, 2024	—	—
December 31, 2024	1,581,385	37,000,000
	1,761,653	$41,391,335

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

Under the share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers on a certain date (the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date. For example, if you purchase shares as of July 1, 2026, and you tender those shares on June 30, 2027, such shares will be subject to the Early Repurchase Deduction. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable.

The following table presents the share repurchases completed during the year ended December 31, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	— (1)
April 14, 2025	May 9, 2025	540,977	$22.88	540,977	— (2)
July 14, 2025	August 8, 2025	514,769	$22.48	514,769	— (3)
October 10, 2025	November 7, 2025	489,868	$21.53	489,868	— (4)
				2,121,176
(1)
All repurchase requests were satisfied in full.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 66.54% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(3)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 91.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(4)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 34.50% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

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

On March 4, 2026, the Board declared a distribution of $0.54 per share for shareholders of record on March 5, 2026, payable on March 19, 2026.

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

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
May 7, 2025	May 13, 2025	June 18, 2025	0.54	5,552,780	12,458
August 6, 2025	August 12, 2025	September 18, 2025	0.54	5,284,175	11,851
November 5, 2025	November 11, 2025	December 18, 2025	0.54	5,030,359	10,661
			$2.17	$21,805,961	56,964

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
August 7, 2024	August 13, 2024	September 19, 2024	0.68	6,998,094	24,587
November 6, 2024	November 12, 2024	December 19, 2024	0.67	7,303,916	19,969
			$2.82	$29,743,979	174,023

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

Our Adviser leverages the broader resources of Onex and the entire Onex Credit Platform (as defined below).3

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

Our Administrator

The Adviser, subject to the overall supervision of the Board, also serves as our administrator (the “Administrator”) pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”) and provides the administrative services necessary for us to operate. The Administrator hired a sub-administrator, U.S. Bank Global Fund Services, to assist in the provision of administrative services. The sub-administrator will receive compensation from us for its sub-administrative services under a sub-administration agreement.

Onex Corporation

The Adviser is a subsidiary of Onex Corporation (“Onex Corp.” and together with its subsidiaries and affiliates, “Onex”). Onex Corp. is an investor and asset manager that invests capital on behalf of Onex Corp. shareholders and clients across the globe. Formed in 1984, Onex Corp. has a long track record of creating value for its clients and shareholders. Onex’s two primary businesses are Private Equity and Credit. In Private Equity, Onex raises funds from third-party investors, or limited partners, and invests them, along with Onex Corp.’s own investing capital, through the funds of its private equity platforms, Onex Partners and ONCAP. Similarly, Onex’s Credit team (the “Onex Credit Platform” or “Onex Credit”) raises and invests capital across several private credit, public credit and public equity strategies. Onex’s investors include a broad range of global clients, including public and private pension plans, sovereign wealth funds, insurance companies and family offices. In total, as of December 31, 2025, Onex had approximately $59.3 billion of assets under management, of which $8.7 billion was its own investing capital. With offices in Toronto, New York, New Jersey and London, Onex and its experienced management teams are collectively the largest investors across Onex’s platforms.

As of December 31, 2025, the Onex Credit Platform had approximately $31.1 billion in assets under management. Onex Corp. provides the Adviser with an established network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals.

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

Size of the Leveraged Finance Market5

Since 2008, the U.S. leveraged finance market has more than doubled in size to $4.0 trillion, driven by strong performance through the global financial crisis and investor demand for yield, U.S. private credit has grown substantially over this period, as new bank regulation post-global financial crisis deterred banks from holding leveraged credit on their balance sheets and direct lenders and other non-bank corporate lenders stepped in to the fill the void.6 In particular, the U.S. direct lending assets under management increased from $25.7 billion at the end of 2008 to $556.4 billion as of June 2025, increasing by 22x.7

4 Source: Preqin, Credit Suisse Leveraged Loan Index and ICE BofA High Yield Index.

5 As of June 30, 2025. S&P UBS Leveraged Loan Index par amount for U.S. Leveraged Loan Market, ICE BofA High Yield Index face value for U.S. High Yield Market, and Preqin for U.S. Private Credit Market.

6 Source: S&P LCD Leveraged Lending Review 2021 and 2022 Outlook.

7 Source: Preqin as of June 30, 2025.

Rapid Growth in Private Credit Markets Provides a Compelling Opportunity

Regulatory and structural changes in the market have reduced the amount of capital available from traditional lending sources. Annual private debt raised has grown materially post-global financial crisis to meet this gap in supply of capital from traditional bank channels. Onex Credit has a proven track record through various cycles, and we believe it has the workout experience that many competitors do not.

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

Cohesive Team with Access to the Broader Onex Platform8

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

The Onex Credit team consists of approximately 50 investment professionals with deep industry expertise, and benefits from the considerable institutional resources allocated to researching and understanding the industries in which Onex Corp. invests across its platforms. The investment team has invested in our core sectors of focus through multiple credit cycles. The Onex Credit Platform’s broadly syndicated loan and high yield bond portfolios have historically outperformed the market in defaults by focusing on loss avoidance. Onex Credit has had a lower default rate on senior loan strategies (broadly syndicated loans and high yield bonds) than the U.S. leveraged loan index in 17 of the last 18 years.10 Since 2008, Onex Credit’s average U.S. annual default rate has been 1/6 of the

8 Policies and procedures implemented by Onex (as defined herein) from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Onex’s areas of operation or expertise that we draw on for purposes of pursuing attractive investment opportunities.

9 Onex Credit bases its default rates on the history of its Senior Loan Strategies. For the purpose of calculating the default rates, Onex Credit excludes senior loan strategies that are not invested primarily (> 50%) in broadly syndicated senior secured loans. The “Senior Loan Strategies” include Onex Credit’s senior loan funds, separately managed accounts, and all U.S. CLOs in issue over the relevant time period, all of which are or were invested primarily in broadly syndicated senior secured loans and selectively in other loan and bond investments. Default Rates. The annualized default rate for the Senior Loan Strategies is calculated as the average of the annual default rates over the period from December 2007 for the Senior Loan Strategies (or from inception for other strategies) through December 2025. The source of historical U.S. market default rates is JPM’s U.S. High-Yield and Leveraged Loan Strategy. The rate is calculated as the average leveraged loan default rate from December 2007 to December 31, 2025 using each year’s LTM rate at December 31. Loss Rates. Annualized loss rates following defaults are calculated as the annual loss rates over the period from inception through December 31, 2025. When available, the ultimate loss is used; where ultimate loss is unknown, market value at time of default is used. The source of historical market loss rates is JPM’s U.S. High-Yield and Leveraged Loan Strategy. The market loss rate is calculated as the product of (i) the annualized default rates and (ii) 1 minus the corresponding annualized recovery rates.

10 See Note 8 above.

index: 0.4% Onex senior loans vs 2.5% index default rate. In addition, Onex Credit has invested approximately $3.4 billion across direct lending strategies since 2017, resulting in a low annualized loss rate of 0.16% and zero losses in the Company’s portfolio.11

We also expect to benefit from sitting under the Onex umbrella: interaction with the private equity investment teams to glean market insights, industry contacts, negotiating leverage with key counterparties, and overlapping supplemental sector expertise.

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

The Adviser’s approach to focusing on the middle market has resulted in consistent, deep and varied deal flow across industry types, transaction types and owner types. Current market conditions are particularly favorable for financing core middle market companies with creative senior debt solutions. Such favorable conditions include: (i) regulatory and structural changes in the market having reduced the amount of capital available from traditional lending sources; (ii) a reallocation over the last several years of billions of dollars from public fixed income to private credit; (iii) a growing demand from investors for direct lending strategies that offer potential yield enhancement; (iv) fund raising by private equity firms as dry powder remains at record levels and, (v) an opportunity for differentiated business models with access to institutional capital to improve their competitive standing in their industries. The Adviser believes its direct lending strategy is well-positioned to address this investor interest given its proven track record as a differentiated capital provider and its established presence in the middle market.

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

Experienced Team with Established Track Record in Credit Investing

Onex Credit’s investment team consists of approximately 50 members12, including portfolio managers, investment and risk analysts, and traders. The team is further segmented by industry focus or strategy focus. The portfolio management team is supported by the credit investment analyst team which has an average of 12 years of investment experience. Notably, the credit team has invested in the Company’s target loan market across sectors through multiple credit cycles.

As of December 31, 2025, Onex manages U.S. and European CLOs, a direct lending strategy, tactical and opportunistic credit funds, structured credit and tradeable credit strategies that include leveraged loans and high yield bond investing. The Credit Team believes there to be synergies across its product lines and that the breadth of its offerings adds depth of knowledge.

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

Investing Across the Capital Structure

11 Annualized Net Loss Rate is calculated as of December 31, 2025, and includes assets that have defaulted or been placed on non-accrual status. This rate is determined by dividing the total net dollars gained/lost by the total invested dollars since inception. Net loss is defined as the sum of realized and unrealized gains or losses, plus total interest received on the asset since acquisition, excluding capitalized interest.

12 Team headcount is as of December 31, 2025 and is subject to change.

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

Alignment of Interests

Onex Corp. and Onex’s employees have been significant investors across the Onex platform and intend to invest in one or more investment vehicles for this strategy. The Adviser believes this meaningful financial commitment and alignment has been a key factor in the firm’s successful long-term performance and track record of capital preservation. Onex Corp. and Onex’s team have cumulatively invested over $3 billion in Onex Credit strategies. A core part of Onex Corp.’s philosophy includes a meaningful investment in its Credit and Private Equity fund strategies. Onex believes the significant commitment from Onex Corp. and Onex team members leads to a close alignment of interests with investors.

Sustainability

The Adviser strives to provide attractive risk adjusted returns for its clients and believes the consideration of sustainability matters in its investment activities advances this goal. Formally assessing sustainability risks and opportunities in its investments enables the Adviser to be a good steward of the capital entrusted to it. Identifying risks and opportunities is essential to the research process, and the Adviser believes the most effective way to manage sustainability factors is through integrating them into the credit due diligence and portfolio management processes. We recognize that a range of sustainability factors can impact the risk-adjusted returns that we seek and, as such, we consider material sustainability factors in our investment process alongside other financially material factors.

The Adviser’s approach considers material sustainability-related considerations at all relevant stages of the investment process. During the diligence process, the investment teams identify and evaluate sustainability risks and opportunities, guided by the Sustainability Accounting Standards Board Standards (“SASB Standards”) and our investment judgement and expertise. These sustainability considerations are included in the Adviser’s Investment Committee-approval process. After an investment is made, the Adviser monitors those sustainability parameters identified during diligence.

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

Researching and Understanding Industries

The Adviser devotes considerable resources to researching and understanding the industries in which it invests. The Adviser’s senior leadership team has dedicated industry vertical coverage, which enables the team to develop deep specialized industry knowledge and extensive relationships with issuers, sponsors, management teams, industry consultants, bulge bracket and boutique investment bankers, lawyers and other private credit professionals. As part of the Onex Corp. franchise, the Adviser has access to 120 credit and equity professionals with deep industry expertise, in overlapping industry verticals, and can leverage the considerable institutional resources allocated to researching and understanding the industries in which Onex invests across its platforms.13

Onex Corp. generally has strong relationships with major capital markets businesses, and seeks to maintain active dialogue with sponsors and management teams. The Adviser’s deal team leaders commit significant time in sourcing and evaluating investment opportunities within its industries of expertise. This domain expertise, coupled with relevant experience and past successes, makes the Adviser an attractive capital source for sponsors.

The Adviser’s investment approach is built on high industry selectivity, targeting more stable and less capital-intensive industries and avoiding more volatile sectors susceptible to market cyclicality and economic shocks. Over time, this selective approach has yielded default rates and loss rates meaningfully lower than the market average. Onex Credit has had a lower default rate on senior loan strategies (broadly syndicated loans and high yield bonds) than U.S. leveraged loan index in 17 of the last 18 years.14 Since 2008, Onex Credit’s average U.S. annual default rate has been 1/6 of the index: 0.4% Onex senior loans vs 2.5% index default rate. In addition, Onex Credit has invested approximately $3.4 billion across direct lending strategies since 2017, resulting in a low annualized loss rate of 0.16% and zero losses in the Company’s portfolio.15

Actively Sourcing Opportunities

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

14 See Note 8 above.

15 See Note 10 above.

Onex Credit has consistently invested in its origination platform with responsibilities shared across the business development and investment teams. Today, this sourcing effort is led by industry veterans dedicated to sourcing and business development and executed by Onex Credit’s approximately 50 credit investment professionals who each leverage their relationships to generate deal flow from a variety of deal sources. The efforts of these investment professionals are augmented by, and coordinated with, a dedicated business development and sponsor coverage team and additional resources from the broader Onex franchise. The key value driver within the sourcing process is to identify and develop those relationships in which the investment banker, sponsor, owner and/or management team values Onex Credit’s collaborative approach to solving complex and/or time-sensitive financing needs.

Broader Onex Network16

Onex’s private equity platforms offer the Adviser additional value-added resources and relationships. Since 2000, Onex Partners and ONCAP, have collectively invested in over 90 companies, representing a total value of approximately $107 billion. With approximately 70 private equity investment professionals, the opportunity to access knowledge and viewpoints on industries, companies and management teams offers significant opportunity. The Adviser intends to work collaboratively with the Onex private equity teams on select investment opportunities, particularly in the non-sponsored space, to lever firm domain knowledge and experience.

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
•
Leadership ability and team building skill
•
Ability to execute complex business plans within a team environment

16 Policies and procedures implemented by Onex from time to time (including as may be implemented in the future) to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the synergies across Onex’s areas of operation or expertise that we draw on for purposes of pursuing attractive investment opportunities.

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

Sustainability

We comply with the exclusion criteria which are set out in the Sustainability at Onex policy meaning that we will not make any investments in companies:

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

A. Subordinated Incentive Fee on Income:

The Subordinated Incentive Fee on Income is determined and paid quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return Amount (as defined below) in respect of the Trailing Twelve Quarters. For purposes of the Subordinated Incentive Fee on Income calculations, each calendar quarter comprising the relevant Trailing Twelve Quarters that commenced prior to October 1, 2023, shall be known as a “Legacy Fee Quarter” while a calendar quarter that commenced on or after October 1, 2023, shall be known as a “Current Fee Quarter.” The Preferred Return Amount is determined on a quarterly basis, and is calculated by multiplying 1.75% by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Preferred Return Amount is calculated after making appropriate adjustments to our NAV at the beginning of each applicable calendar quarter for our subscriptions and distributions during the applicable calendar quarter. The amount of the Subordinated Incentive Fee on Income that is paid to the Adviser for a particular quarter will equal the excess of the Subordinated Incentive Fee on Income so calculated less the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser, in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

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

B. Incentive Fee on Capital Gains:

The second component of the incentive fee, the Incentive Fee on Capital Gains, shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee shall equal 12.5% of our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Adviser. The aggregate unrealized capital depreciation of ours shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

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

On January 29, 2026, the Company terminated the Revolving OCF II Loan and entered into an unsecured revolving loan agreement with Onex US Holdings LLC (“OUSH”) (the “Revolving OUSH Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OUSH may advance amounts to the Company (each such amount, an “OUSH Loan”) with a maximum outstanding of such OUSH Loan of $20.0 million and a maturity date with respect to each OUSH Loan of the day falling two years after the funding of such OUSH Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before OUSH is obligated to make a loan to the Company. The Revolving OUSH Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

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

Affiliated Transactions. As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On January 13, 2026, the SEC issued an order, granting our application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (the “Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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
•
The ongoing conflicts as a result of the Russian invasion of Ukraine and the continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions may have a material adverse impact on us and our portfolio companies.
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

Risks Related to an Investment in Our Common Shares

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

The ongoing conflicts as a result of the Russian invasion of Ukraine and the continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions may have a material adverse impact on us and our portfolio companies.

The ongoing conflicts as a result of the Russian invasion of Ukraine and the continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions, could have a negative impact on the economy and business activity globally (including in countries in which the Company invests), and therefore could adversely affect our performance. The severity and duration of the conflicts and their future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability to achieve its investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendor or certain other parties have material operations or assets in such areas, or the immediate surrounding areas.

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

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

Because the effectiveness of the judicial systems in the countries in which we may invest varies, we (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent we may obtain a judgment but are required to seek its enforcement in the courts of one of these countries in which we invest, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

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

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. In addition, risk from cyber and data security threats is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. The Adviser and its affiliates’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. Attacks could also involve ransomware, data exfiltration and publication, or other forms of cyber extortion. Cyber incidents could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties, or from the malicious or accidental acts of insiders, such as employees, independent contractors or other services providers. Recent geopolitical tensions could have increased the scale and sophistication deliberate cyber security attacks, particularly those from nation-states or from entities with nation-state backing.

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

We and the Adviser and its affiliates are subject to numerous laws and regulations in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Act (2021 Revision), and the California Consumer Privacy Act of 2018, as amended, are examples of such laws, and we anticipate new privacy and data protection laws and regulations will be passed in other jurisdictions in the future. Recently, the SEC’s amendments to Regulation S-P, which implements the Gramm-Leach-Bliley Act of 1999, began going into effect in December 2025, and requires, among other things, that covered financial institutions, including registered investment advisers, adopt an incident response program, oversee their service providers, and notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many obligations on us and create rights for parties who have given any of us their personal information, such as investors and others. The scope of data protection and privacy laws and regulations is rapidly evolving, and such laws and regulations are subject to differing interpretations. Any inability or perceived inability to adequately address privacy concerns, or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to our operations, and reputational damage. Obligations to which we are subject impose compliance costs and risks of penalties, which could increase as such laws and regulations evolve globally. Moreover, as data protection and privacy laws and regulations continue to evolve, it could be more difficult and/or more costly for us to collect, store, use, transmit and process personal information.

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

Certain of our portfolio companies are in industries that have been, or may be, impacted by inflation. Recent inflationary pressures have, in the past, increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. See “—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

As a result of the 2024 U.S. election, the Republican Party controls the executive branch of government. Significant changes to U.S. trade policy have occurred and may continue to occur as a result of the administration, including the United States re-entering, withdrawing from or renegotiating various trade agreements or other actions that would change trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. Although the Federal Reserve lowered interest rates in the past, and has indicated its intent to make additional decreases, it has expressed an expectation that such decreases may be slower going forward. Accordingly, significant uncertainty remains regarding the timing and extent of future interest rate decreases. A slower-than-expected decrease, or further increase, continues to create further uncertainty for the economy and for our portfolio companies.

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

Investments in middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in those middle market companies:

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

We are subject to risks related to sustainability.

Businesses, including ours, face increasing public scrutiny related to sustainability, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on sustainability topics, and the results of these assessments are widely publicized. In addition, certain major institutional investors have publicly emphasized the importance of such sustainability measures to their investment decisions.

Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering sustainability factors in our investment processes. Adverse incidents with respect to sustainability activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of sustainability topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or sustainability-related practices will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If the Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to sustainability could adversely affect our business. The SEC, in the past has proposed, and may in the future propose rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of other clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. On January 13, 2026, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates.

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

Any rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase, if any, in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to the incentive fee based on income.

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

For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Onex Corp. and its affiliates in managing these risks, see “Item 1A. Risk Factors— Risks Related to Our Business and Structure—We may face a breach of our cyber security, which could result in adverse consequences to our and our portfolio companies’ operations and exposure of confidential information” in this Annual Report on Form 10-K.

Cybersecurity Governance

Onex Corp. has a dedicated cybersecurity team, led by the Managing Director – Enterprise Technology Services, who works closely with senior management, including Onex Corp.’s Chief Financial Officer, to develop and advance the firm’s cybersecurity strategy, which applies to us.

The Managing Director – Enterprise Technology and Manager, Cybersecurity has extensive experience in both technology and cybersecurity. The cybersecurity team of Onex Corp. is responsible for all aspects of cyber security across Onex.

The Managing Director – Enterprise Technology has 18 years of IT experience across financial services, healthcare and manufacturing industries in Canada including as the VP Financial Crimes and Enterprise Risk Technology at CIBC that provided cybersecurity platforms and services to protect the bank. Reporting to the Managing Director – Enterprise Technology, is the Manager, Cybersecurity who has over 15 years of experience in cybersecurity including Incident Readiness and Response, Strategy, GRC, Vulnerability and Threat Management, Business Continuity, Disaster Recovery. The Manager, Cybersecurity holds the CISSP (Certified Information Systems Security Professional) and CCISO (Certified Chief Information Security Officer) designations, has a BSc in Business Information Systems, and a Cybersecurity Bootcamp Certification from the University of Toronto. Reporting to the Manager, Cybersecurity is a Senior Security Specialist who has over 5 years of experience in cybersecurity, including Digital Forensics, Identity and Access Management, and Third-Party Risk Management. The Senior Security Specialist also has a BSc in Forensic Science, an MSc in Information Security and Digital Forensics, and is currently pursuing a PHD in Information Systems and Design.

Onex Corp. conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The cybersecurity team of Onex Corp. reviews the cybersecurity framework annually as well as on an event-driven basis, as necessary. Onex Corp.’s cybersecurity team and Onex Corp.’s MSSP also review the scope of the cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Onex Corp.’s and its affiliates’ information and systems.

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

Impact of Cybersecurity Risks

In 2025, we did not experience a material cybersecurity incident. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Risks Related to Our Business and Structure— We may face a breach of our cyber security, which could result in adverse consequences to our and our portfolio companies’ operations and exposure of confidential information.”

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 930 Sylvan Avenue, Englewood Cliffs, NJ 07632 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as they are contemplated to be conducted.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

Holders

As of March 3, 2026, there were eight holders of record of our Common Shares.

Distributions

On March 4, 2026, the Board declared a distribution of $0.54 per share for shareholders of record on March 5, 2026, payable on March 19, 2026. We currently intend to distribute distributions to our shareholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

The following table summarizes the unregistered common shares of beneficial interest, par value $0.001, sold to investors, including feeder vehicles:

Date of Unregistered Sale	Amount of Common Shares	Consideration
January 3, 2022 (number of shares finalized on January 24, 2022)	2,514,909	$62,973,318
April 1, 2022 (number of shares finalized on April 21, 2022)	864,352	21,600,167
July 5, 2022 (number of shares finalized on July 22, 2022)	519,027	12,809,581
October 3, 2022 (number of shares finalized on October 24, 2022)	246,090	6,036,592
January 3, 2023 (number of shares finalized on January 23, 2023)	44,339	1,088,965
April 3, 2023 (number of shares finalized on April 24, 2023)	18,186	445,000
July 3, 2023 (number of shares finalized on July 24, 2023)	630,841	15,525,000
September 1, 2023 (number of shares finalized on September 29, 2023)	6,869	169,043
October 2, 2023 (number of shares finalized on October 20, 2023)	38,744	950,000
January 2, 2024 (number of shares finalized on January 19, 2024)	21,853	532,335
April 1, 2024 (number of shares finalized on April 19, 2024)	158,415	3,859,000
October 1, 2024 (number of shares finalized on October 18, 2024)	1,280,956	30,000,000
December 2, 2024 (number of shares finalized on December 16, 2024)	300,429	7,000,000
January 2, 2025 (number of shares finalized on January 17, 2025)	151,338	3,539,803
April 1, 2025 (number of shares finalized on April 17, 2025)	4,371	100,000
July 1, 2025 (number of shares finalized on July 17, 2025)	4,893	110,000
October 1, 2025 (number of shares finalized on October 17, 2025)	7,989	172,000

Repurchases

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

The following table presents the share repurchases completed during the year ended December 31, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	— (1)
April 14, 2025	May 9, 2025	540,977	$22.88	540,977	— (2)
July 14, 2025	August 8, 2025	514,769	$22.48	514,769	— (3)
October 10, 2025	November 7, 2025	489,868	$21.53	489,868	— (4)
				2,121,176

(1)
All repurchase requests were satisfied in full.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 66.54% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(3)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 91.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(4)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 34.50% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of December 31, 2025 and 2024, the total amount of non-qualifying assets to total assets was approximately 5.5% and 9.1%, respectively.

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

We are externally managed by the Adviser, a subsidiary of Onex Corp, as investment adviser. The Adviser also serves as our administrator and provides administrative services necessary for us to operate.

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

Portfolio and Investment Activity

As of December 31, 2025, we had investments in 57 portfolio companies with an aggregate fair value of $395.4 million. As of December 31, 2025 and 2024, the total amount of non-qualifying assets to total assets was approximately 5.5% and 9.1%, respectively.

Our investment activity for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
Investments made in portfolio companies	$209,001,965	$209,662,485
Investments repayments or sold	(306,882,496)	(218,187,175)
Net investment activity	$(97,880,531)	$(8,524,690)
Portfolio companies at beginning of year or period	50	30
Number of investments in new portfolio companies	33	31
Number of exited portfolio companies	26	11
Portfolio companies at end of year or period	57	50
Percentage of investment commitments at floating rates	98.1%	98.9%
Percentage of investment commitments at fixed rates	1.9%	1.1%
Weighted average contractual interest rate of investments based on par	9.29%	10.46%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2025:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
BCDI Meteor Acquisition, LLC	6.0%	High Tech Industries	19.6%
MMS Bidco LLC	5.8%	Business Services	15.6%
Medallia, Inc.	5.5%	Healthcare & Pharmaceuticals	13.2%
Keystone Purchaser, LLC	5.1%	Consumer Goods: Durable	10.4%
Hy Cite Enterprises, LLC	4.4%	Transportation: Cargo	9.7%
Apryse Software Corp	3.7%	Construction & Building	4.9%
Axiom Global Inc.	3.7%	Automotive	3.9%
Bullhorn, Inc.	3.7%	Consumer Goods: Non-durable	3.7%
Foundation Risk Partners, Corp.	3.7%	Insurance	3.7%
Jackson Paper Manufacturing Company	2.7%	Financial Services	3.0%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2024:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
Foundation Risk Partners, Corp.	5.6%	Business Services	19.3%
Medallia, Inc.	4.9%	High Tech Industries	18.9%
BCDI Meteor Acquisition, LLC	4.7%	Healthcare & Pharmaceuticals	16.7%
MMS Bidco LLC	4.7%	Consumer Goods: Durable	8.9%
Hy Cite Enterprises, LLC	4.2%	Insurance	6.6%
APT Opco, LLC	4.1%	Consumer Goods: Non-durable	5.0%
Keystone Purchaser, LLC	4.0%	Transportation: Cargo	4.7%
S4T Holdings Corp.	3.9%	Sovereign & Public Finance	3.9%
Wellful Inc.	3.4%	Construction & Building	2.6%
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	3.4%	Beverage, Food & Tobacco	2.6%

The industry composition of our portfolio at fair value at December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	—%	0.2%
Automotive	3.9%	1.0%
Beverage, Food & Tobacco	0.7%	2.6%
Business Services	15.6%	19.3%
Chemicals	1.3%	1.5%
Construction & Building	4.9%	2.6%
Consumer Goods: Durable	10.4%	8.9%
Consumer Goods: Non-durable	3.7%	5.0%
Consumer Services	1.9%	1.8%
Containers, Packaging & Glass	0.1%	—% (1)
Environmental Industries	0.6%	—%
Financial Services	3.0%	2.3%
Forest Products & Paper	2.7%	2.1%
Healthcare & Pharmaceuticals	13.2%	16.7%
High Tech Industries	19.6%	18.9%
Insurance	3.7%	6.6%
Media: Advertising, Printing & Publishing	0.9%	—%
Retail	1.3%	—%
Sovereign & Public Finance	1.3%	3.9%
Transportation: Cargo	9.7%	4.7%
Wholesale	1.5%	1.9%
Total Investments	100.0%	100.0%
(1)
Represents less than 0.1%

As of December 31, 2025 and 2024, our investments consisted of the following:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$426,038,072	$388,791,621	$521,570,752	$511,948,518
Equity	12,801,785	6,583,409	9,748,921	5,961,599
Total Investments	$438,839,857	$395,375,030	$531,319,673	$517,910,117

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing	$391,699,081	99.1%	$501,553,914	96.8%
Non-accrual	3,675,949	0.9%	16,356,203	3.2%
Total Investments	$395,375,030	100.0%	$517,910,117	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the outstanding principal and interest. Non-accrual loans may be restored to accrual status when past due principal and interest is paid current and are likely to remain current based on management’s judgment.

Results of Operations

For information regarding results of operations for the year ended December 31, 2023, see our Form 10-K for the year ended December 31, 2024.

Our operating results for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Total investment income	$49,271,986	$61,484,481
Net expenses before excise tax	23,388,898	30,420,275
Net investment income before excise tax	25,883,088	31,064,206
Excise tax expense	314,309	107,614
Net investment income after excise tax	25,568,779	30,956,592
Net realized and unrealized gain (loss)	(29,426,479)	(11,214,757)
Net increase (decrease) in net assets resulting from operations	$(3,857,700)	$19,741,835
Net investment income per common share—basic and diluted	$2.49	$2.87
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$(0.38)	$1.83

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

Investment income for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Interest income	$46,014,142	$57,676,285
Payment-in-kind interest income	2,566,254	2,532,202
Dividend income	103,602	—
Other income	587,988	1,275,994
Total investment income	$49,271,986	$61,484,481
Weighted average contractual interest rate on performing interest bearing investments	9.14%	10.37%
Weighted average contractual interest rate on all interest bearing investments	9.29%	10.46%

For the years ended December 31, 2025 and 2024, we have generated interest income, including PIK, of $48.6 million and $60.2 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income decreased primarily as a result of the decrease in the size of our portfolio and decrease in the weighted average yield of our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Average position size of portfolio (in millions)	$6.5	$8.8
Weighted average contractual interest rate of investments based on par	9.29%	10.46%

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

Expenses

Expenses for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Management fee	$2,771,718	$3,191,062
Incentive fee	878,959	3,104,694
Administration fee	1,013,942	728,000
Professional fees	1,139,684	1,404,543
Trustees’ fees	175,431	175,708
Interest and credit facility expense	16,543,017	20,529,727
Other general and administrative expense	866,147	786,541
Total Expenses	23,388,898	29,920,275
Reimbursement of expense support to the Adviser	—	500,000
Net Expenses	$23,388,898	$30,420,275

Total expenses, including reimbursement of expense support to the Adviser were $23.4 million and $30.4 million for the years ended December 31, 2025 and 2024, respectively. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof)

included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SPV Facility and SMBC Facility is based on the average debt outstanding. Interest expense increased primarily due to the increase in average principal amount of debt outstanding and weighted average interest rate as a result of the increase in SOFR.

For the year ended December 31, 2024, we reimbursed the Adviser for expense support received in connection with the Expense Support Agreement of $0.5 million, and the Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $306.9 million and $218.2 million during the years ended December 31, 2025 and 2024, from which we realized net gains (losses) totaling $0.6 million and $(6.7) million, respectively. We recognized gains or losses on partial principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Sales, repayments or exits of investments	$306,882,496	$218,187,175
Net realized gains (losses) on investments:
Gross realized gains	$3,724,311	$2,843,097
Gross realized losses	(3,095,519)	(9,546,215)
Net realized gains (losses) on investments	$628,792	$(6,703,118)

The net realized gain on investments for the year ended December 31, 2025 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
BCP V Everise Acquisition LLC	$(531,130)
CoolSys, Inc.	(280,190)
CP Atlas Buyer, Inc.	367,934
DTI Holdco, Inc.	(228,913)
Foundation Building Materials	325,021
Foundation Risk Partners, Corp.	236,932
MH Sub I, LLC	(241,592)
Milestone Technologies, Inc.	206,402
MIS Acquisition, LLC	327,559
SailPoint Technologies Holdings Inc.	242,295
Wellful Inc.	388,970
Zips Car Wash, LLC	(1,108,147)
Other	923,651
Net realized gain (loss) on investments	$628,792

The net realized loss on investments for the year ended December 31, 2024 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Apryse Software Corp (fka PDFTron US Acquisition Corp.)	219,987
BCP V Everise Acquisition LLC	298,343
CommScope, LLC	228,325
Connect America.com	199,911
Crash Champions Intermediate, LLC	515,255
IMB Midco LLC (formerly, WSP Midco LLC)	(3,162,435)
Level 3 Financing	126,662
Kelso Industries LLC	317,799
Montana Buyer Inc.	214,727
Project Cloud Holdings, LLC	178,245
Wellful Inc.	(6,339,800)
Other	499,863
Net realized gain (loss) on investments	$(6,703,118)

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Unrealized appreciation	$2,961,496	$5,427,215
Unrealized depreciation	(33,016,767)	(9,938,854)
Net change in unrealized appreciation (depreciation) on investments	$(30,055,271)	$(4,511,639)

For the year ended December 31, 2025, the net change in unrealized depreciation on investments totaled $30.1 million. The fair value of our debt investments as a percentage of principal decreased from 95.9% as of December 31, 2024 to 89.8% as of December 31, 2025, driven by changes in portfolio company fundamentals and performance of the syndicated loan market.

For the year ended December 31, 2024, the net change in unrealized depreciation on investments totaled $4.5 million. The fair value of our debt investments decreased driven by changes in portfolio company fundamentals and performance of the syndicated loan market.

The net change in unrealized appreciation (depreciation) on investments amounts include the impact of transferring unrealized appreciation (depreciation) to net realized gains (losses) due to sale and paydown activity.

The changes in net unrealized appreciation and depreciation on investments for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
Portfolio Company	2025	2024
Accession Risk Management Group, Inc.	$(40,959)	$40,959
AIT Worldwide Logistics Holdings, Inc.	(40,107)	49,194
Amplity Parent, Inc.	(11,010,401)	(3,859,635)
AmSpec Parent, LLC	(6,858)	24,999
Apryse Software Corp	93,352	(208,424)
APT Opco, LLC	(130,784)	26,471
Asurion, LLC	(74,813)	74,813
Axiom Global Inc.	(85,174)	40,190
Bausch + Lomb Corporation	—	—
BCDI Meteor Acquisition, LLC	30,939	(251,176)
BCP V Everise Acquisition LLC	(185,249)	185,249
BCPE North Star US Holdco 2, Inc.	(5,299)	5,299
Bullhorn, Inc.	(74,007)	114,151
Burgess Point Purchaser Corporation	(130,460)	(359,615)

Celerion Buyer, Inc.	(26,376)	(261,427)
Chromalloy Corporation	(15,935)	15,935
Commscope, LLC	(171,625)	211,623
Connect America.com, LLC	(1,060,065)	16,779
CoolSys, Inc.	(729,785)	(114,929)
Cornerstone Building Brands, Inc.	(205,826)	—
Cornerstone OnDemand, Inc.	331,695	(473,713)
Crash Champions Intermediate, LLC	—	(495,791)
CP Atlas Buyer, Inc.	62,607	—
CP Iris Holdco I, Inc.	15,148	—
Deerfield Dakota Holding, LLC	(4,442)	—
Denali Intermediate Holdings, Inc.	7,536	—
DexKo Global Inc.	175,916	—
DTI Holdco, Inc.	(22,138)	22,138
The Edelman Financial Engines Center, LLC	(21,296)	25,245
Ellucian Holdings Inc.	(102,723)	102,723
FINThrive Software Intermediate Holdings, Inc.	(427,599)	—
Flexera Software LLC	(20,324)	—
Foundation Risk Partners, Corp.	(335,440)	8,834
Golden State Foods LLC	4,909	—
GS AcquisitionCo, Inc.	—	109,437
Hexion Holdings Corporation	(98,921)	20,349
Hy Cite Enterprises, LLC	(174,550)	(222,961)
IMB Midco LLC	(5,528,730)	(1,537,476)
Innovative Xcessories Services LLC	18,539	—
Jackson Paper Manufacturing Company	128,662	(45,857)
Kelso Industries LLC	—	7,955
KeyData Associates Inc.	(80,544)	(189,605)
Keystone Purchaser, LLC	(82,049)	239,114
LBM Acquisition, LLC	50,661	—
Mannington Mills, Inc.	24,709	—
Medallia, Inc.	(4,781,133)	(875,728)
MH Sub I, LLC	(24,847)	24,847
Milestone Technologies, Inc.	701,852	(718,198)
MIS Acquisition, LLC	(168,064)	180,316
MMS Bidco LLC	(1,266,955)	(38,216)
Montana Buyer Inc.	(28,544)	(131,647)
Nielsen Consumer Inc.	(70,644)	70,644
Northstar Group Services, Inc.	34,760	—
Offen, Inc	26,083	—
OID-OL Intermediate I, LLC	11,430	—
ONBE, Inc.	(20,374)	24,996
OneZero Financial Systems, LLC	21,980	(2,273)
Paradigm Parent, LLC	(62,665)	—
Park River Holdings, Inc.	54,022	—
Planview Parent, Inc.	(44,743)	—
Pansophic Learning Ltd.	—	(45,116)
Plaskolite PPC Intermediate II LLC	40,095	(40,095)
Project Alpha Intermediate Holding, Inc.	(70,142)	70,142
Project Cloud Holdings, LLC	(241,008)	262,850
RealTruck Group, Inc.	(1,452,385)	—
Renaissance Holding Corp.	(230,751)	—
RxB Holdings, Inc.	39,356	—
S4T Holdings Corp.	(73,118)	67,685
SailPoint Technologies Holdings Inc.	(251,394)	150,262
Spark DSO, LLC	101,346	(66,972)
Specialty Pharma III Inc.	(371)	—
SPLAT Super HoldCo, LLC	(95,765)	—
Steele Solutions, Inc.	170,838	40,678
Summer (BC) Bidco B LLC	(231,936)	—
Teneo Holdings LLC	(119,210)	119,210
The Ultimus Group Midco, LLC	(73,343)	85,817

Valcour Packaging, LLC	(3,965)	4,550
Victra Holdings, LLC	(12,840)	—
VTC Buyer Corp.	4,548	—
Wash & Wax Systems LLC	(1,759,499)	—
Wellful Inc.	(1,040,592)	2,857,326
Zips Car Wash, LLC	810,513	126,435
Net change in unrealized appreciation (depreciation) on investments	$(30,055,271)	$(4,511,639)

During the years ended December 31, 2025 and 2024, we recognized net unrealized gains (losses) on foreign currency of $0.1 million and $(0.1) million, respectively.

Net increase (decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2025, the net increase (decrease) in net assets resulting from operations was $(3.9) million or $(0.38) per share. For the year ended December 31, 2024, the net increase (decrease) in net assets resulting from operations was $19.7 million or $1.83 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of December 31, 2025, our asset coverage ratio was 188.6%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of December 31, 2025, we had $9.8 million in cash and cash equivalents on hand, plus $81.0 million and $80.0 million available to us under our borrowing facilities with SMBC and Onex Credit Finance II Corporation, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the short term and for the foreseeable future. However, as the impact of ongoing inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received related to the placement of our common shares for the year ended December 31, 2025:

Period Ended	Shares Issued	Proceeds Received
March 31, 2025	151,338	$3,539,803
June 30, 2025	4,371	100,000
September 30, 2025	4,893	110,000
December 31, 2025	7,989	172,000
	168,591	$3,921,803

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

The following table presents the share repurchases completed during the year ended December 31, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	— (1)
April 14, 2025	May 9, 2025	540,977	$22.88	540,977	— (2)
July 14, 2025	August 8, 2025	514,769	$22.48	514,769	— (3)
October 10, 2025	November 7, 2025	489,868	$21.53	489,868	— (4)
				2,121,176
(1)
All repurchase requests were satisfied in full.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 66.54% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(3)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 91.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(4)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 34.50% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our DRP for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
May 7, 2025	May 13, 2025	June 18, 2025	0.54	5,552,780	12,458
August 6, 2025	August 12, 2025	September 18, 2025	0.54	5,284,175	11,851
November 5, 2025	November 11, 2025	December 18, 2025	0.54	5,030,359	10,661
			$2.17	$21,805,961	56,964

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of December 31, 2025 and 2024, our asset coverage ratio was 188.6% and 205.4%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2025:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$219,000,000	$—	$—	$219,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$219,000,000	$—	$—	$219,000,000	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2024:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$249,000,000	$—	$—	$249,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$249,000,000	$—	$—	$249,000,000	$—

The weighted average interest rate on aggregate principal amount outstanding was 6.4% and 7.2% as of December 31, 2025 and 2024, respectively.

The ratio of total principal amount of debt outstanding to net assets as of December 31, 2025 was 1.13:1.00 compared to 0.95:1.00 as of December 31, 2024.

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

On January 29, 2026, the Company terminated the Revolving OCF II Loan and entered into an unsecured revolving loan agreement with Onex US Holdings LLC (“OUSH”) (the “Revolving OUSH Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OUSH may advance amounts to the Company (each such amount, an “OUSH Loan”) with a maximum outstanding of such OUSH Loan of $20.0 million and a maturity date with respect to each OUSH Loan of the day falling two years after the funding of such OUSH Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before OUSH is obligated to make a loan to the Company. The Revolving OUSH Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

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

On January 29, 2026, the Company terminated the Revolving OCF II Loan and entered into an unsecured revolving loan agreement with Onex US Holdings LLC (“OUSH”) (the “Revolving OUSH Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OUSH may advance amounts to the Company (each such amount, an “OUSH Loan”) with a maximum outstanding of such OUSH Loan of $20.0 million and a maturity date with respect to each OUSH Loan of the day falling two years after the funding of such OUSH Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before OUSH is obligated to make a loan to the Company. The Revolving OUSH Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

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

As of December 31, 2025 and 2024, we had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$4,193,437	$11,734,864
Unfunded revolver obligations	13,074,543	13,819,371
	$17,267,980	$25,554,235

Recent Developments

On January 29, 2026, the Company terminated the Revolving OCF II Loan and entered into an unsecured revolving loan agreement with Onex US Holdings LLC (“OUSH”) (the “Revolving OUSH Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OUSH may advance amounts to the Company (each such amount, an “OUSH Loan”) with a maximum outstanding of such OUSH Loan of $20.0 million and a maturity date with respect to each OUSH Loan of the day falling two years after the funding of such OUSH Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before OUSH is obligated to make a loan to the Company. The Revolving OUSH Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

On February 6, 2026, we repurchased common shares in connection with our tender offer as follows:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 9, 2026(1)	February 6, 2026	466,307	$20.81	466,307	— (1)

(1)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 25.66% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

On March 4, 2026, the Board declared a quarterly dividend of $0.54 per share for the Company's shareholders of record as of March 5, 2026, payable on March 19, 2026.

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

Uncertainty with respect to the economic effects of interest rates, inflation, the war between Russia and Ukraine, the continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions, the lingering effects of the COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—Risks Related to Our Business and Structure—General economic conditions could adversely affect the performance of our investments” and “Risk Factors—Risks Related to Our Business and Structure—The Russian invasion of Ukraine and the continued political unrest in various countries such as Venezuela, as well as political and social unrest in the Middle East and North Africa regions may have a material adverse impact on us and our portfolio companies”. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2025 and 2024, 98% and 99%, respectively, of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR or PRIME, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2025 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$12,132,958	$6,570,000	$5,562,958
Up 200 Basis Points	8,088,639	4,380,000	3,708,639
Up 100 Basis Points	4,044,319	2,190,000	1,854,319
Down 100 Basis Points	(4,044,319)	(2,190,000)	(1,854,319)
Down 200 Basis Points	(8,071,163)	(4,380,000)	(3,691,163)
Down 300 Basis points	(11,678,431)	(6,570,000)	(5,108,431)

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

Inflation Risk

Certain of our portfolio companies are in industries that have been impacted by inflation. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, despite gradual decreases in benchmark interest rates during 2025, inflation has remained above the Federal Reserve’s target level and interest rates remain elevated.

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Onex Direct Lending BDC Fund

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Onex Direct Lending BDC Fund and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and the period from October 1, 2021 (commencement of operations) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, MA
March 6, 2026

We have served as the Company's auditor since 2021.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $438,839,857 and $531,319,673, respectively)	$395,375,030	$517,910,117
Cash and cash equivalents	9,776,258	23,631,682
Restricted cash	1,976,387	667,501
Interest and other receivables	3,593,687	8,289,523
Receivable for investments sold	4,852,353	7,990,278
Deferred financing costs (net of $664,684 and $131,476 in amortized expenses, respectively)	2,002,816	2,536,024
Prepaid expenses	271,099	266,057
Total Assets	417,847,630	561,291,182
Liabilities:
Credit facility (Note 5)	219,000,000	249,000,000
Payable for investments purchased	—	39,386,337
Management fee payable (Note 3)	613,484	830,616
Incentive fee payable (Note 3)	—	1,037,239
Administration fee payable (Note 3)	918,514	1,054,592
Interest payable	2,392,591	4,055,888
Accrued expenses and other liabilities	821,253	3,419,449
Total Liabilities	223,745,842	298,784,121
Commitments and Contingencies (Note 10)	—	—
Net Assets	$194,101,788	$262,507,061
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 9,326,142 and 11,221,763 shares issued and outstanding, respectively)	$9,326	$11,223
Additional paid-in capital	239,453,143	281,147,301
Accumulated distributable earnings (losses)	(45,360,681)	(18,651,463)
Net Assets	$194,101,788	$262,507,061
Net Asset Value Per Share	$20.81	$23.39

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$46,014,142	$57,676,285	$64,203,156
Payment-in-kind interest income	2,566,254	2,532,202	1,556,095
Dividend income	103,602	—	—
Other income	587,988	1,275,994	880,686
Total Investment Income	49,271,986	61,484,481	66,639,937
Expenses:
Management fee	2,771,718	3,191,062	5,037,244
Incentive fee	878,959	3,104,694	6,010,349
Administration fee	1,013,942	728,000	1,112,000
Professional fees	1,139,684	1,404,543	1,454,636
Trustees’ fees	175,431	175,708	177,167
Interest and credit facility expense	16,543,017	20,529,727	20,622,950
Other general and administrative expense	866,147	786,541	1,080,868
Total Expenses before Excise Tax	23,388,898	29,920,275	35,495,214
Reimbursement of expense support to the Adviser	—	500,000	—
Incentive fee waiver	—	—	(900,000)
Net Expenses before Excise Tax	23,388,898	30,420,275	34,595,214
Net Investment Income (Loss) before Excise Tax	25,883,088	31,064,206	32,044,723
Excise tax expense	314,309	107,614	—
Net Investment Income (Loss) after Excise Tax	25,568,779	30,956,592	32,044,723
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	628,792	(6,703,118)	781,864
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(30,055,271)	(4,511,639)	(3,036,660)
Net realized and unrealized gain (loss)	(29,426,479)	(11,214,757)	(2,254,796)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,857,700)	$19,741,835	$29,789,927
Net investment income (loss) per common share —Basic and Diluted	$2.49	$2.87	$2.72
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$(0.38)	$1.83	$2.53
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	10,280,105	10,787,035	11,778,339

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

	Common Shares			Total Distributable
	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	12,455,723	$12,456	$311,618,675	$(5,718,352)	$305,912,779
Net investment income (loss)	—	—	—	32,044,723	32,044,723
Net realized gain (loss) on investments	—	—	—	781,864	781,864
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,036,660)	(3,036,660)
Issuance of common shares	738,979	739	18,177,269	—	18,178,008
Redemption of common shares	(2,774,886)	(2,774)	(68,163,078)	—	(68,165,852)
Distributions to shareholders	—	—	—	(32,068,284)	(32,068,284)
Shares issued in connection with dividend reinvestment plan	776,503	777	19,053,954	—	19,054,731
Tax reclassification of net assets	—	—	(95,093)	95,093	—
Balance as of December 31, 2023	11,196,319	11,198	280,591,727	(7,901,616)	272,701,309
Net investment income (loss)	—	—	—	30,956,592	30,956,592
Net realized gain (loss) on investments	—	—	—	(6,703,118)	(6,703,118)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,511,639)	(4,511,639)
Issuance of common shares	1,761,653	1,761	41,389,574	—	41,391,335
Redemption of common shares	(1,910,232)	(1,910)	(45,792,621)	—	(45,794,531)
Distributions to shareholders	—	—	—	(29,743,979)	(29,743,979)
Shares issued in connection with dividend reinvestment plan	174,023	174	4,210,918	—	4,211,092
Tax reclassification of net assets	—	—	747,703	(747,703)	—
Balance as of December 31, 2024	11,221,763	11,223	281,147,301	(18,651,463)	262,507,061
Net investment income (loss)	—	—	—	25,568,779	25,568,779
Net realized gain (loss) on investments	—	—	—	628,792	628,792
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(30,055,271)	(30,055,271)
Issuance of common shares	168,591	168	3,921,635	—	3,921,803
Redemption of common shares	(2,121,176)	(2,122)	(47,956,690)	—	(47,958,812)
Distributions to shareholders	—	—	—	(21,805,961)	(21,805,961)
Shares issued in connection with distribution reinvestment plan	56,964	57	1,295,340	—	1,295,397
Tax reclassification of net assets	—	—	1,045,557	(1,045,557)	—
Balance as of December 31, 2025	9,326,142	$9,326	$239,453,143	$(45,360,681)	$194,101,788

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,857,700)	$19,741,835	$29,789,927
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	(628,792)	6,703,118	(781,864)
Net change in unrealized (appreciation) depreciation on investments	30,055,271	4,511,639	3,036,660
Net accretion of discount on investments	(2,205,669)	(2,051,562)	(1,850,417)
Amortization of deferred financing costs	533,208	974,490	1,111,667
Payment-in-kind interest income	(2,566,254)	(2,532,202)	(1,556,095)
Purchases and drawdowns of investments	(209,001,965)	(209,662,485)	(108,266,876)
Sales and repayments of investments	306,882,496	218,187,175	81,295,385
(Increase) decrease in operating assets:
Interest and other receivables	4,695,836	(4,014,232)	5,893,201
Receivable for investments sold	3,137,925	(7,990,278)	—
Prepaid expenses	(5,042)	(43,667)	(47,315)
Increase (decrease) in operating liabilities:
Management fee payable	(217,132)	(34,331)	(764,716)
Incentive fee payable	(1,037,239)	76,777	(765,126)
Administration fee payable	(136,078)	144,556	(389,980)
Interest payable	(1,663,297)	401,583	1,987,328
Payable for investments purchased	(39,386,337)	31,286,337	8,100,000
Accrued expenses and other liabilities	(2,598,196)	2,648,422	334,130
Net cash provided by (used in) operating activities	82,001,035	58,347,175	17,125,909
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,921,803	41,391,335	18,178,008
Redemption of common shares	(47,958,812)	(45,794,531)	(68,165,852)
Distributions to shareholders	(20,510,564)	(25,532,887)	(13,013,553)
Borrowings on credit facility	149,000,000	112,800,000	81,500,000
Payments on credit facility	(179,000,000)	(126,800,000)	(29,500,000)
Financing costs paid	—	(2,667,500)	—
Net cash provided by (used in) financing activities	(94,547,573)	(46,603,583)	(11,001,397)
Net increase (decrease) in cash and cash equivalents	(12,546,538)	11,743,592	6,124,512
Cash and cash equivalents and restricted cash, beginning of year	24,299,183	12,555,591	6,431,079
Cash and cash equivalents and restricted cash, end of year	$11,752,645	$24,299,183	$12,555,591

Supplemental and Non-Cash Information
Cash paid for interest	$17,673,106	$19,153,654	$17,523,955
Reinvestments of distributions	1,295,397	4,211,092	19,054,731
Non-cash restructuring of portfolio investment	18,446,238	—	—

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$9,776,258	$23,631,682	$9,813,406
Restricted cash	1,976,387	667,501	2,742,185
Total cash and cash equivalents and restricted cash	$11,752,645	$24,299,183	$12,555,591

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Non-controlled/Non-affiliated investments
Debt Investments
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.19%	11/25/2024	7/25/2029	4,923,716	$4,696,356	$4,206,281	2.2%	(5) (12)
DexKo Global Inc.	Closing Date Dollar Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	7.58%	2/10/2025	10/4/2028	5,099,640	4,896,619	5,072,535	2.6%	(5) (12)
Innovative Xcessories Services LLC	Term Loan B	1M SOFR + 5.50%	1.00%	9.22%	8/15/2025	9/5/2029	995,000	976,670	995,209	0.5%	(5) (12)
RealTruck Group, Inc.	Second Amendment Incremental Term Loan	1M SOFR + 5.00%	0.75%	8.83%	3/7/2025	1/31/2028	6,805,730	6,781,272	5,328,887	2.7%	(5) (12)
Total Automotive								17,350,917	15,602,912	8.0%
Beverage, Food & Tobacco
Golden State Foods LLC	Initial Term Loan	3M SOFR + 4.00%	—	7.67%	9/16/2025	12/4/2031	497,481	496,303	501,212	0.3%	(5) (12)
SPLAT Super HoldCo, LLC	Initial Term Loan	1M SOFR + 5.00%	—	8.72%	8/4/2025	7/2/2032	2,397,772	2,351,962	2,259,900	1.2%	(5) (12)
SPLAT Super HoldCo, LLC	Delayed Draw Term Loan	1M SOFR + 5.00%	—	—	8/4/2025	7/2/2032	—	(2,175)	(5,878)	0.0%	(7) (8) (11) (12) (13)
Total Beverage, Food & Tobacco								2,846,090	2,755,234	1.4%
Business Services
AmSpec Parent, LLC	Term Loan	3M SOFR + 3.50%	—	7.17%	6/23/2025	12/22/2031	1,990,400	1,982,211	2,000,352	1.0%	(5) (12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.44%	8/1/2024	10/2/2028	14,775,000	14,672,233	14,627,249	7.5%	(5)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	0.75%	8.78%	5/1/2024	8/11/2028	8,931,638	8,872,023	8,027,309	4.1%	(5) (9) (12)
Denali Intermediate Holdings, Inc.	Initial Term Loan	1M SOFR + 5.50%	0.75%	9.23%	8/26/2025	8/26/2032	6,362,586	6,302,303	6,309,140	3.3%	(5)
Denali Intermediate Holdings, Inc.	Revolving Credit Loan	1M SOFR + 5.50%	0.75%	—	8/26/2025	8/26/2032	—	(6,044)	(5,345)	0.0%	(7) (8) (11) 13)
Milestone Technologies, Inc.	Term Loan	3M SOFR + 5.00%	1.00%	8.67%	8/22/2025	8/22/2031	5,976,401	5,925,535	5,931,578	3.1%	(5)
Milestone Technologies, Inc.	Delayed Draw Term Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	—	(6,466)	0.0%	(7) (8) (11) (13)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	(880)	(4,849)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 4.75%	0.75%	8.47%	7/22/2022	7/22/2029	8,835,023	8,728,543	8,835,023	4.6%	(5)
Montana Buyer Inc.	Revolving Loan	PRIME + 4.00%	0.75%	—	7/22/2022	7/22/2028	—	(8,749)	—	0.0%	(7) (8) (11) 13)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.22%	7/25/2024	7/25/2031	4,950,000	4,864,693	4,869,315	2.5%	(5)
Renaissance Holding Corp.	2024-2 Term Loan (First Lien)	3M SOFR + 4.00%	0.50%	7.72%	6/11/2025	4/5/2030	6,091,633	5,568,209	5,337,458	2.7%	(5) (12)
The Ultimus Group Midco, LLC	Initial Term Loan	3M SOFR + 4.75%	0.75%	8.42%	7/1/2025	7/1/2032	4,330,827	4,288,397	4,302,244	2.2%	(5)
The Ultimus Group Midco, LLC	Initial Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(6,704)	(9,528)	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	Revolving Credit Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(5,024)	(3,573)	0.0%	(7) (8) (11) (13)
Total Business Services								61,176,746	60,209,907	31.0%
Chemicals
CP Iris Holdco I, Inc.	Delayed Draw Term Loan (First Lien)	1M SOFR + 4.00%	—	—	10/17/2025	10/27/2032	—	—	(1,236)	0.0%	(7) (8) (11) (12) (13)
CP Iris Holdco I, Inc.	Initial Term Loan (First Lien)	1M SOFR + 4.00%	—	7.72%	10/17/2025	10/27/2032	2,670,330	2,643,932	2,660,316	1.4%	(5) (12)
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	7.73%	12/19/2024	3/15/2029	2,687,558	2,677,347	2,598,775	1.3%	(5) (12)
Total Chemicals								5,321,279	5,257,855	2.7%
Construction & Building

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Cornerstone Building Brands, Inc.	Tranche B Term Loan	1M SOFR + 3.25%	—	7.10%	3/7/2025	4/12/2028	1,466,329	1,362,026	1,156,200	0.6%	(5) (12)
CP Atlas Buyer, Inc.	Term Loan B	1M SOFR + 5.25%	—	8.97%	7/1/2025	7/8/2030	8,478,750	8,161,781	8,224,388	4.2%	(5) (12)
LBM Acquisition, LLC	Amendment No. 4 Refinancing Term Loan (First Lien)	1M SOFR + 5.00%	0.75%	8.73%	8/20/2025	6/6/2031	2,992,500	2,945,400	2,996,061	1.5%	(5) (12)
Mannington Mills, Inc.	Term Loan B	3M SOFR + 4.75%	—	8.42%	3/10/2025	3/25/2032	4,446,010	4,399,071	4,423,780	2.3%	(5) (12)
Park River Holdings, Inc.	2025 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.49%	9/25/2025	3/15/2031	2,500,000	2,463,816	2,517,838	1.3%	(5) (12)
Total Construction & Building								19,332,094	19,318,267	10.0%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	10.77%	12/29/2022	6/29/2028	23,937,500	23,616,720	23,674,187	12.2%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	12.14%	11/12/2021	11/10/2026	17,507,848	17,406,373	17,507,848	9.0%	(5)
Total Consumer Goods: Durable								41,023,093	41,182,035	21.2%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.75%	1.75%	9.42%	10/11/2024	10/11/2029	4,962,500	4,962,500	4,950,094	2.6%	(5)
Wellful Inc.	Tranche A Term Loan	1M SOFR + 5.00%	1.00%	8.83%	12/31/2024	4/19/2030	7,478,362	7,478,362	7,403,578	3.8%	(5) (12)
Total Consumer Goods: Non-durable								12,440,862	12,353,672	6.4%
Consumer Services
Wash & Wax Holdings LLC	HoldCo Term Loan	12.00%	—	12.00% PIK	4/30/2025	7/30/2028	2,340,615	2,340,615	2,340,615	1.2%
Wash & Wax Systems LLC	Initial Term Loan	3M SOFR + 5.50%	1.00%	9.34%	4/30/2025	4/30/2028	3,369,503	3,369,503	3,369,503	1.7%	(5)
Wash & Wax Systems LLC	Revolving Loan	3M SOFR + 5.50%	1.00%	9.28%	4/30/2025	4/30/2028	143,966	143,966	143,966	0.1%	(7) (8) (13)
Total Consumer Services								5,854,084	5,854,084	3.0%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	1M SOFR + 5.25%	1.00%	8.99%	10/17/2024	10/4/2028	234,521	236,673	237,258	0.1%	(12)
Total Containers, Packaging & Glass								236,673	237,258	0.1%
Environmental Industries
Northstar Group Services, Inc.	Term B Loan (2024)	3M SOFR + 4.75%	0.50%	8.59%	5/27/2025	5/31/2030	2,481,108	2,469,993	2,504,753	1.3%	(5) (12)
Total Environmental Industries								2,469,993	2,504,753	1.3%
Financial Services
Deerfield Dakota Holding, LLC	Initial Term Loan	3M SOFR + 3.00%	0.75%	9.42% (2.75% PIK)	9/12/2025	9/13/2032	8,067,222	7,990,666	7,986,550	4.1%	(5) (12)
Deerfield Dakota Holding, LLC	Initial Revolving Credit	3M SOFR + 3.00%	0.75%	—	9/12/2025	9/13/2032	—	(7,174)	(7,500)	0.0%	(7) (8) (11) (12) (13)
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.00%	0.75%	8.84%	10/7/2024	10/7/2031	1,908,654	1,892,323	1,908,654	1.0%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.00%	0.75%	8.84%	10/7/2024	10/7/2031	112,611	111,215	112,611	0.1%	(7) (8) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.00%	0.75%	—	10/7/2024	10/7/2031	—	(1,980)	—	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	8.97%	5/23/2024	10/6/2028	2,000,000	1,996,891	2,000,840	1.0%	(5) (12)
Total Financial Services								11,981,941	12,001,155	6.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 6.50%	1.00%	10.47%	10/1/2021	8/26/2028	10,729,630	10,687,569	10,622,334	5.5%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 6.50%	1.00%	—	10/1/2021	8/26/2028	—	(3,972)	(13,333)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,683,597	10,609,001	5.5%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	3M SOFR + 6.00%	1.00%	12.32% (2.50% PIK)	2/4/2022	1/31/2027	20,913,088	20,727,312	3,804,091	2.0%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	3M SOFR + 6.00%	1.00%	12.32% (2.50% PIK)	2/4/2022	1/31/2027	1,479,188	1,461,370	(342,747)	-0.2%	(8) (13) (17)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR + 5.00%	0.75%	8.89%	11/7/2022	11/5/2029	9,872,774	9,742,410	9,823,409	5.1%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Celerion Buyer, Inc.	Revolving Loan	3M SOFR + 5.00%	0.75%	—	11/7/2022	11/3/2028	—	(13,637)	(5,754)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.07%	6/30/2022	6/30/2029	24,190,556	24,007,704	23,031,829	11.9%	(5)
Paradigm Parent, LLC	Initial Term Loan	3M SOFR + 4.50%	—	8.82%	7/24/2025	4/16/2032	2,992,500	2,705,895	2,643,230	1.4%	(5) (12)
RxB Holdings, Inc.	Term Loan	1M SOFR + 5.00%	—	8.73%	12/19/2025	12/23/2030	4,500,000	4,410,042	4,449,398	2.3%	(12)
Specialty Pharma III Inc.	Initial Term Loan	3M SOFR + 4.75%	0.50%	8.44%	12/23/2025	12/23/2032	8,857,143	8,813,208	8,812,857	4.5%
Specialty Pharma III Inc.	Revolving Loan	3M SOFR + 4.75%	0.50%	—	12/23/2025	12/23/2032	—	(5,694)	(5,714)	0.0%	(7) (8) (11) (13)
Total Healthcare & Pharmaceuticals								71,848,610	52,210,599	26.9%
High Tech Industries
Apryse Software Corp	Term Loan	3M SOFR + 4.75%	—	8.44%	6/25/2025	6/26/2032	14,775,510	14,634,298	14,720,841	7.6%	(5)
Apryse Software Corp	Revolving Credit Facility	3M SOFR + 4.75%	—	—	6/25/2025	6/26/2032	—	(11,340)	(4,531)	0.0%	(7) (8) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	8.72%	11/10/2021	10/1/2029	14,678,370	14,678,370	14,596,170	7.5%	(5) (10)
Commscope, LLC	Initial Term Loan	1M SOFR + 4.75%	2.00%	8.47%	10/30/2024	12/17/2029	4,791,123	4,766,360	4,806,358	2.5%	(10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	7.58%	6/4/2024	10/16/2028	2,908,361	2,822,713	2,680,695	1.4%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche A Term Loan	3M SOFR + 5.25%	—	8.94%	3/7/2025	12/15/2028	1,980,000	1,991,841	1,838,509	0.9%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche B Term Loan	3M SOFR + 4.00%	—	7.69%	1/13/2025	12/15/2028	3,960,000	3,858,998	3,584,731	1.8%	(5) (12)
Flexera Software LLC	Amendment No. 1 Term Loan	3M SOFR + 4.50%	0.50%	8.19%	12/29/2025	8/16/2032	804,817	798,781	798,781	0.4%
Flexera Software LLC	Initial USD Term Loan	3M SOFR + 4.50%	0.50%	8.35%	8/15/2025	8/16/2032	3,799,527	3,789,738	3,771,031	1.9%	(5)
Flexera Software LLC	Revolving Loan	3M SOFR + 4.50%	0.50%	—	8/15/2025	8/16/2032	—	—	(1,617)	0.0%	(7) (8) (11) (13)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.00%	0.75%	9.70% (4.00% PIK)	10/29/2021	10/29/2028	27,476,462	27,270,842	21,761,358	11.2%	(5)
OID-OL Intermediate I, LLC	Initial First Out Term Loan (First Lien)	3M SOFR + 6.00%	—	9.84%	6/11/2025	2/1/2029	7,000,000	7,192,725	7,204,155	3.7%	(5) (12)
Planview Parent, Inc.	2024-B Incremental Term Loan (First Lien)	3M SOFR + 3.50%	—	7.17%	9/2/2025	12/17/2027	1,865,554	1,840,050	1,795,307	0.9%	(5) (12)
Total High Tech Industries								83,633,376	77,551,788	40.0%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 4.75%	0.75%	8.42%	3/8/2023	10/29/2030	9,952,252	9,778,584	9,952,252	5.1%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	8.42%	3/8/2023	10/29/2030	4,651,189	4,607,818	4,651,189	2.4%	(5)
Total Insurance								14,386,402	14,603,441	7.5%
Media: Advertising, Printing & Publishing
Summer (BC) Bidco B LLC	Extended Facility B (USD)	3M SOFR + 5.00%	—	8.93%	2/7/2025	2/15/2029	3,721,662	3,722,167	3,490,231	1.8%	(5) (10) (12)
Total Media: Advertising, Printing & Publishing								3,722,167	3,490,231	1.8%
Retail
Victra Holdings, LLC	Fifth Amendment Incremental Term Loan	3M SOFR + 3.75%	0.75%	7.42%	3/3/2025	3/30/2029	5,085,844	5,112,187	5,099,347	2.6%	(5) (12)
Total Retail								5,112,187	5,099,347	2.6%
Sovereign & Public Finance
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 4.75%	1.00%	8.47%	12/27/2021	12/28/2026	4,432,273	4,425,159	4,432,273	2.3%	(5)
Total Sovereign & Public Finance								4,425,159	4,432,273	2.3%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Add-on Term Loan B	3M SOFR + 4.00%	0.75%	7.89%	11/14/2024	4/8/2030	1,722,550	1,726,382	1,735,469	0.9%	(5) (12)
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	9.77%	2/1/2022	5/7/2027	20,652,618	20,454,462	20,326,307	10.5%	(5)
Offen, Inc	Initial Term Loan	1M SOFR + 5.00%	0.75%	8.82%	7/18/2025	7/22/2030	6,854,444	6,789,946	6,812,632	3.5%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Offen, Inc	Initial Revolving Loan	1M SOFR + 5.00%	0.75%	—	7/18/2025	7/23/2029	—	(10,175)	(6,778)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Term A Loan	3M SOFR + 5.25%	1.00%	9.15%	7/15/2025	7/15/2031	5,434,495	5,356,820	5,365,477	2.8%	(5)
VTC Buyer Corp.	Advance Revolver	3M SOFR + 5.25%	1.00%	—	7/15/2025	7/15/2031	—	(23,855)	(21,897)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Designated DDTL	3M SOFR + 5.25%	1.00%	9.01%	7/15/2025	7/15/2031	2,839,383	2,819,675	2,803,323	1.4%	(7) (8) (11)
VTC Buyer Corp.	Future Expansion DDTL	3M SOFR + 5.25%	1.00%	8.99%	7/15/2025	7/15/2031	755,578	741,730	730,326	0.4%	(7) (8) (11) (13)
Total Transportation: Cargo								37,854,985	37,744,859	19.4%
Wholesale
IMB Midco LLC	Term Loan A	6M SOFR + 5.00%	1.00%	9.45% (4.00% PIK)	5/20/2024	4/27/2028	10,398,577	9,365,631	5,784,729	3.0%	(5)
IMB Midco LLC	Term Loan B	8.00%	—	8.00% PIK	5/20/2024	4/27/2028	6,131,575	4,974,599	214,605	0.1%	(17)
IMB Midco LLC	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(2,413)	(226,384)	-0.1%	(7) (8) (11) (13)
Total Wholesale								14,337,817	5,772,950	3.0%

Total Debt Investments								426,038,072	388,791,621	200.3%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,422,750	0.7%	(16)
Total Business Services								1,500,000	1,422,750	0.7%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	2,313,775	1.2%	(14) (16)
Total Consumer Goods: Non-durable								3,131,511	2,313,775	1.2%
Consumer Services
Wash & Wax Holdings LLC	Class A Common Share				4/30/2025	N/A	1,440	3,309,552	1,550,053	0.8%	(16)
Total Consumer Services								3,309,552	1,550,053	0.8%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	542,123	0.3%	(16)
Total Sovereign & Public Finance								200,000	542,123	0.3%
Transportation: Cargo
Mascarene VTC Investment Holdings LLC	Class A-1 Equity				7/8/2025	N/A	722,974	722,974	744,663	0.4%	(6) (16)
Total Transportation: Cargo								722,974	744,663	0.4%
Wholesale
IMB Holdco LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series Z Units				5/20/2024	N/A	164	163,748	10,045	0.0%	(6) (16)
Total Wholesale								3,937,748	10,045	0.0%
Total Equity								12,801,785	6,583,409	3.4%
Total Non-controlled/Non-affiliated investments								$438,839,857	395,375,030	203.7%	(19)
Liabilities in Excess of Other Assets									(201,273,242)	-103.7%
Total Net Assets									$194,101,788	100.0%
(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of December 31, 2025, the 1-Month SOFR or “1M SOFR” was 3.69%, the 3-Month SOFR or “3M SOFR” was 3.65%, the 6-Month SOFR or “6M SOFR” was 3.57%, and the Prime Rate was 6.75%.
(3)
The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, using the effective interest method plus paid in-kind interest, if any.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 5.5% of total assets as of December 31, 2025.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw term loans. Such commitments are subject to certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,480,028	$—	$747,004
AmSpec Parent, LLC	Delayed Draw Term Loan	266,667	266,667	—	—
Apryse Software Corp.	Revolver	1,224,490	—	—	1,224,490
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	2,301,790	—	—
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
CP Iris Holdco I, Inc.	Delayed Draw Term Loan	329,670	—	—	329,670
Deerfield Dakota Holding, LLC	Revolver	750,000	—	—	750,000
Denali Intermediate Holdings, Inc.	Revolver	636,259	—	—	636,259
Flexera Software LLC	Revolver	215,611	—	—	215,611
IMB Midco LLC	Revolver	510,219	—	—	510,219
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	646,552	—	—	646,552
Milestone Technologies Inc.	Delayed Draw Term Loan	862,069	—	—	862,069
Montana Buyer Inc.	Revolver	2,450,000	—	1,421,647	1,028,353
Offen, Inc	Revolver	1,111,111	—	—	1,111,111
OneZero Financial Systems, LLC	Delayed Draw Term Loan	336,538	113,462	—	223,076
OneZero Financial Systems, LLC	Revolver	240,385	—	—	240,385
Specialty Pharma III Inc.	Revolver	1,142,857	—	—	1,142,857
SPLAT Super HoldCo, LLC	Delayed Draw Term Loan	396,040	293,812	—	102,228
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,443,609	—	—	1,443,609
The Ultimus Group Midco, LLC	Revolver	541,353	—	—	541,353
Wash & Wax Systems LLC	Revolver	215,949	143,966	—	71,983
VTC Buyer Corp.	Revolver	1,724,138	—	—	1,724,138
VTC Buyer Corp.	Delayed Draw Term Loan	1,988,363	755,578	—	1,232,785
		$24,044,930	$5,355,303	$1,421,647	$17,267,980

(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. See “Note 3. Related Party Transactions.”
(16)
Investment is non-income producing.
(17)
Loan was on non-accrual status as of December 31, 2025.
(18)
Totals may not sum due to rounding.
(19)
As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $442,691,165, resulting in gross unrealized appreciation and depreciation of $1,703,581 and $49,019,176, respectively.

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

Onex Direct Lending BDC Fund

Notes to Consolidated Financial Statements

Note 1. Organization

Onex Direct Lending BDC Fund (the “Company,” “we,” “us,” or “our”), a Delaware statutory trust formed on April 27, 2021, is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Cash and Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments. The carrying amounts for money market investments approximate fair value and classified as Level 1 in accordance with ASC 820. Restricted cash consists of deposits pledged as collateral, if any. Cash, cash equivalents and restricted cash are held at major financial institutions and, at times, may exceed the insured limits under applicable law.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the outstanding principal and interest. Non-accrual loans may be restored to accrual status when past due principal and interest is paid current and are likely to remain current based on management’s judgment.

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

Distributions to Common Shareholders

Distributions to the Company’s shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board and is generally based upon earnings estimated by the Administrator. Net realized capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and present disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, although retrospective application is permitted. As the Company has elected to be treated as RIC under the Code, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to shareholders, provided it satisfies certain requirements, including minimum distribution requirements. Accordingly, the Company generally does not incur significant federal income tax liability and the enhanced disclosure requirements under ASU 2023-09 related to the federal income tax rate reconciliation are not applicable to the Company. The Company is, however, subject to a federal excise tax and certain state and local taxes. The Company adopted ASU 2023-09 effective December 31, 2025, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

Note 3. Related Party Transactions

Administration Agreement

Pursuant to an agreement between the Company and Falcon Investment Advisors, LLC (formerly known as Onex Falcon Investment Advisors, LLC), the Company’s prior investment adviser (the “Prior Adviser”), effective September 16, 2021, as amended and restated on March 5, 2024 between the Company and the Adviser (the “Administration Agreement”), the Adviser (or, in such context, the “Administrator”) performs, oversees, or arranges for, the performance of administrative and compliance services necessary for the operations of the Company, which includes office facilities, equipment, bookkeeping and recordkeeping services and such other services as the Adviser, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Under the Administration Agreement, the Adviser also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred administrative fees of $1.0 million, $0.7 million, and $1.1 million, respectively.

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

For the years ended December 31, 2025, 2024 and 2023, management fees were $2.8 million, $3.2 million, and $5.0 million, respectively.

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

(1)
Subordinated Incentive Fee on Income

The Subordinated Incentive Fee on Income is determined and paid quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Preferred Return Amount (as defined below) in respect of the Trailing Twelve Quarters. For purposes of the Subordinated Incentive Fee on Income calculations, each calendar quarter comprising the relevant Trailing Twelve Quarters that commenced prior to October 1, 2023 shall be known as a “Legacy Fee Quarter” while a calendar quarter that commenced on or after October 1, 2023 shall be known as a “Current Fee Quarter.” The Preferred Return Amount is determined on a quarterly basis, and is calculated by multiplying 1.75% by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Preferred Return Amount is calculated after making appropriate adjustments to the Company’s NAV at the beginning of each applicable calendar quarter for Company subscriptions and distributions during the applicable calendar quarter. The amount of the Subordinated Incentive Fee on Income that is paid to the Adviser for a particular quarter will equal the excess of the Subordinated Incentive Fee on Income so calculated less the aggregate Subordinated Incentive Fees on Income that were paid to the Adviser and/or earned, but waived, by the Adviser, in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.

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

1.
No Subordinated Incentive Fee on Income shall be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Preferred Return Amount;
2.
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
3.
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

(2)
Incentive Fee on Capital Gains

The Incentive Fee on Capital Gains shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equaled 15.0% prior to October 1, 2023 and 12.5% beginning October 1, 2023 of the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any Incentive Fees on Capital Gains previously paid to the Adviser. The aggregate unrealized capital depreciation of the Company shall be calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable calculation date and (b) the accreted or amortized cost basis of such investment.

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

For the years ended December 31, 2025, 2024, and 2023, incentive fees were $0.9 million, $3.1 million, and $6.0 million, respectively, of which the Adviser voluntarily waived $0.9 million for the year ended December 31, 2023.

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

On January 29, 2026, the Company terminated the Revolving OCF II Loan and entered into an unsecured revolving loan agreement with Onex US Holdings LLC (“OUSH”) (the “Revolving OUSH Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OUSH may advance amounts to the Company (each such amount, an “OUSH Loan”) with a maximum outstanding of such OUSH Loan of $20.0 million and a maturity date with respect to each OUSH Loan of the day falling two years after the funding of such OUSH Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before OUSH is obligated to make a loan to the Company. The Revolving OUSH Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

Co-Investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On January 13, 2026, the SEC issued an order (the “Order”), granting the Company's application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

The following table summarizes the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received	Reimbursement Payment made	Unreimbursed Expense Payment Waived	Unreimbursed Expense Payment	Eligible for Reimbursement Through(1)
December 31, 2021	$2,858,000	$1,959,766	$898,234	$—	December 31, 2024
(1)
The Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

For the year ended December 31, 2024, the Company reimbursed $0.5 million to the Adviser and the Adviser has agreed to permanently waive the remaining balance outstanding of $0.9 million.

Shares held by Affiliated Accounts

As of December 31, 2025 and 2024, certain entities affiliated with the Company held shares of the Company. As of December 31, 2025 and 2024, the Adviser and its affiliate held an aggregate of 1,890,555 (includes shares held by Convex Re Limited, a Bermuda corporation, which is indirectly controlled by Onex Corporation (“Onex Corp.”)) and 1,890,547 shares, approximately 20.3% and 16.8% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loans	$426,038,072	$388,791,621	$521,570,752	$511,948,518
Equity	12,801,785	6,583,409	9,748,921	5,961,599
Total Investments	$438,839,857	$395,375,030	$531,319,673	$517,910,117

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2025 and 2024, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Aerospace & Defense	$—	—%	$811,879	0.2%
Automotive	15,602,912	3.9%	5,368,036	1.0%
Beverage, Food & Tobacco	2,755,234	0.7%	13,466,798	2.6%
Business Services	61,632,657	15.6%	99,980,747	19.3%
Chemicals	5,257,855	1.3%	7,829,040	1.5%
Construction & Building	19,318,267	4.9%	13,408,154	2.6%
Consumer Goods: Durable	41,182,035	10.4%	46,159,906	8.9%
Consumer Goods: Non-durable	14,667,447	3.7%	25,889,462	5.0%
Consumer Services	7,404,137	1.9%	9,112,325	1.8%
Containers, Packaging & Glass	237,258	0.1%	241,948	—% (1)
Environmental Industries	2,504,753	0.6%	—	—%
Financial Services	12,001,155	3.0%	11,871,330	2.3%
Forest Products & Paper	10,609,001	2.7%	10,668,898	2.1%
Healthcare & Pharmaceuticals	52,210,599	13.2%	86,537,327	16.7%
High Tech Industries	77,551,788	19.6%	97,769,103	18.9%
Insurance	14,603,441	3.7%	34,162,653	6.6%
Media: Advertising, Printing & Publishing	3,490,231	0.9%	—	—%
Retail	5,099,347	1.3%	—	—%
Sovereign & Public Finance	4,974,396	1.3%	19,955,019	3.9%
Transportation: Cargo	38,489,522	9.7%	24,351,758	4.7%
Wholesale	5,782,995	1.5%	10,325,734	1.9%
Total Investments	$395,375,030	100.0%	$517,910,117	100.0%
(1)
Represents less than 0.1%.

	December 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
United States	$391,884,799	99.1%	$516,849,911	99.8%
United Kingdom	3,490,231	0.9%	—	—%
Canada	—	—%	1,060,206	0.2%
Total Investments	$395,375,030	100.0%	$517,910,117	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$109,773,246	$279,018,375	$388,791,621
Equity	—	—	6,583,409	6,583,409
Total Investments	$—	$109,773,246	$285,601,784	$395,375,030

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$107,813,248	$404,135,270	$511,948,518
Equity	—	—	5,961,599	5,961,599
Total Investments	$—	$107,813,248	$410,096,869	$517,910,117

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025:

	Senior Secured Loans	Equity	Total
Balance as of January 1, 2025	$404,135,270	$5,961,599	$410,096,869
Purchases and drawdowns of investments	69,753,872	4,046,138	73,800,010
Proceeds from principal pre-payments and sales of investments	(176,925,622)	(897,022)	(177,822,644)
Payment-in-kind	2,511,779	—	2,511,779
Net accretion of discount on investments	1,621,791	—	1,621,791
Net change in unrealized appreciation (depreciation) on investments	(22,788,945)	(2,431,054)	(25,219,999)
Net realized gain (loss) on investments	710,230	(96,252)	613,978
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of December 31, 2025	$279,018,375	$6,583,409	$285,601,784
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(23,332,096)	$(2,350,510)	$(25,682,606)
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

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2025 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loans	$216,757,640	Discounted cash flow	Discount rate	4.4% - 11.8% (6.0%)	Decrease
	22,457,942	Yield analysis	Market yield	9.9% - 11.6% (11.2%)	Decrease
	9,234,293	Enterprise value waterfall	EBITDA multiple	6.0x - 8.5x (7.6x)	Increase
	21,761,358	Discounted cash flow Yield analysis	Discount rate Market yield	11.9% (11.9%) 29.9% (29.9%)	Decrease
	8,807,143	Recent transactions	Transaction price	N/A	N/A
Equity	6,583,408	Enterprise value waterfall	EBITDA multiple	6.4x - 14.8x (11.3x)	Increase
$285,601,784

As of December 31, 2025, the valuation method used for certain investments classified as “Wholesale” amounting to $5.6 million changed from yield analysis valuation method to the enterprise value waterfall valuation method. The change was due to changing market conditions and is intended to more accurately reflect the go forward performance of such investments.

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

Subject to certain conditions set forth in the SMBC Facility, advances (i) during the reinvestment period will bear interest at SOFR plus a spread of 1.65% or 2.30% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 0.65% or 1.30% per annum with respect to base rate advances and (ii) after the reinvestment period will bear interest at SOFR plus a spread of 2.15% or 2.80% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 1.15% or 1.80% per annum with respect to base rate advances. ODL SPV will also pay an unused fee at a rate of 0.35% per annum on or prior to the twelve month anniversary of the Closing Date and 0.50% per annual after the twelve month anniversary of the Closing Date. ODL SPV will also pay a make-whole premium at a rate of 1.00% prior to the one-year anniversary of the Closing Date or 0.50% prior to the two-year anniversary of the Closing Date of the maximum facility amount or of the reduced or terminated unused amount of the SMBC Facility based on certain conditions.

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

Debt obligations consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SMBC Facility	$300,000,000	$219,000,000	$300,000,000	$249,000,000
Revolving OCF II Loan	80,000,000	—	80,000,000	—
	$380,000,000	$219,000,000	$380,000,000	$249,000,000

Due to the short-term nature of the SPV Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$16,009,809	$19,555,237	$19,511,283
Amortization of deferred financing costs	533,208	974,490	1,111,667
Total interest and credit facility expense	$16,543,017	$20,529,727	$20,622,950
Average debt outstanding	$242,683,060	$249,457,221	$249,411,202
Weighted average interest rate	6.4%	7.2%	7.1%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2025:

Period Ended	Shares Issued	Proceeds Received
March 31, 2025	151,338	$3,539,803
June 30, 2025	4,371	100,000
September 30, 2025	4,893	110,000
December 31, 2025	7,989	172,000
	168,591	$3,921,803

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2024:

Period Ended	Shares Issued	Proceeds Received
March 31, 2024	21,853	$532,335
June 30, 2024	158,415	3,859,000
September 30, 2024	—	—
December 31, 2024	1,581,385	37,000,000
	1,761,653	$41,391,335

The following table summarizes the total shares issued and proceeds received during the year ended December 31, 2023:

Period Ended	Shares Issued	Proceeds Received
March 31, 2023	44,339	$1,088,965
June 30, 2023	18,186	445,000
September 30, 2023	637,710	15,694,043
December 31, 2023	38,744	950,000
	738,979	$18,178,008

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

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
May 7, 2025	May 13, 2025	June 18, 2025	0.54	5,552,780	12,458
August 6, 2025	August 12, 2025	September 18, 2025	0.54	5,284,175	11,851
November 5, 2025	November 11, 2025	December 18, 2025	0.54	5,030,359	10,661
			$2.17	$21,805,961	56,964

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 1, 2024	March 5, 2024	March 21, 2024	$0.77	$8,116,595	79,402
May 9, 2024	May 14, 2024	June 20, 2024	0.70	7,325,374	50,065
August 7, 2024	August 13, 2024	September 19, 2024	0.68	6,998,094	24,587
November 6, 2024	November 12, 2024	December 19, 2024	0.67	7,303,916	19,969
			$2.82	$29,743,979	174,023

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 2, 2023	March 2, 2023	March 23, 2023	$0.58	$7,007,486	178,875
May 11, 2023	May 16, 2023	June 22, 2023	0.60	7,037,746	179,607
August 9, 2023	August 15, 2023	September 21, 2023	0.70	7,717,295	185,275
November 8, 2023	November 8, 2023	December 21, 2023	0.77	8,441,950	190,654
December 7, 2023	December 7, 2023	December 21, 2023	0.17	1,863,807	42,092
			$2.82	$32,068,284	776,503

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

The following table presents the share repurchases completed during the year ended December 31, 2025:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 10, 2025	February 7, 2025	561,088	$23.39	575,562	— (1)
April 14, 2025	May 9, 2025	540,977	$22.88	540,977	— (2)
July 14, 2025	August 8, 2025	514,769	$22.48	514,769	— (3)
October 10, 2025	November 7, 2025	489,868	$21.53	489,868	— (4)
				2,121,176

(1)
All repurchase requests were satisfied in full.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 66.54% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(3)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 91.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(4)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 34.50% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

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

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$(3,857,700)	$19,741,835	$29,789,927
Weighted average common shares outstanding—basic and diluted	10,280,105	10,787,035	11,778,339
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$(0.38)	$1.83	$2.53

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

Book and tax basis differences relating to shareholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For the year ended December 31, 2025, the Company decreased total distributable earnings by $1,045,557 and increased capital in excess of par value by $1,045,557. For the year ended December 31, 2024, the Company decreased total distributable earnings by $747,703 and increased capital in excess of par value by $747,703. For the year ended December 31, 2023, the Company increased total distributable earnings by $95,093 and decreased capital in excess of par value by $95,093.

The following table reconciles increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations	$(3,857,700)	$19,741,835	$29,789,927
Adjustments:
Net change in unrealized depreciation on investments	30,055,271	4,511,639	3,036,660
Other expenses not currently deductible	499,946	3,351,362	—
Other book-tax differences	(1,456,291)	2,604,053	95,093
Taxable income	$25,241,226	$30,208,889	$32,921,680

The tax character of distributions paid during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary Income	$21,805,961	$29,743,979	$32,068,284
Capital Gains	—	—	—
Total Distributions Paid	$21,805,961	$29,743,979	$32,068,284

As of December 31, 2025, 2024, and 2023, the components of distributable earnings on a tax basis were as follows:

	Year Ended December 31,
	2025	2024	2023
Undistributed net investment income	$4,095,833	$1,461,212	$996,302
Undistributed net realized gain (loss)	(2,140,379)	(3,351,757)	—
Other expenses not currently deductible	—	—	—
Net change in unrealized depreciation on investments	(47,316,135)	(16,760,918)	(8,897,918)
Total distributable earnings (losses)	$(45,360,681)	$(18,651,463)	$(7,901,616)

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2025 and 2024, capital loss carryforward was $2,140,378 and $3,351,757, respectively. As of December 31 2023, the Company had no capital loss carryforwards. For the year ended December 31, 2025, the Company utilized $1,211,378 of capital loss carryforward.

Taxable Subsidiaries

Certain of the Company's subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of December 31, 2025 and 2024, there was deferred tax assets of $1.3 million and $0.8 million, offset by valuation allowances of $1.3 million and $0.8 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company's ability to utilize these net operating losses in future years.

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

Note 9. Financial Highlights

The following is a schedule of financial highlights for the year or period ended December 31, 2025, 2024, 2023 and 2021:

	Year Ended December 31,				Period from October 1, 2021 (commencement of operations) through December 31, 2021
	2025	2024	2023	2022
Per share data:
Net asset value, beginning of period	$23.39	$24.36	$24.56	$25.04	$25.00
Results of operations:
Net investment income (loss) (1)	2.49	2.87	2.72	1.84	0.30
Net realized and unrealized gain (loss) (2)	(2.90)	(1.02)	(0.10)	(0.45)	0.01
Net increase (decrease) in net assets resulting from operations (1)	(0.41)	1.85	2.62	1.39	0.31
Shareholder distributions: (3)
Distributions from net investment income	(2.17)	(2.82)	(2.82)	(1.87)	(0.27)
Net decrease in net assets resulting from shareholder distributions	(2.17)	(2.82)	(2.82)	(1.87)	(0.27)
Net asset value, end of period	$20.81	$23.39	$24.36	$24.56	$25.04
Shares outstanding, end of period	9,326,142	11,221,763	11,196,319	12,455,723	7,772,200
Total return based on net asset value (4)	(2.2)%	7.9%	11.1%	5.7%	1.2%
Ratio/Supplemental Data:
Net assets, end of period	$194,101,788	$262,507,061	$272,701,309	$305,912,779	$194,631,542
Ratio of net investment income (loss) after excise tax to average net assets (5)	10.89%	12.06%	10.98%	8.03%	3.05%
Ratio of total expenses after excise tax to average net assets (5)	10.10%	11.70%	12.16%	6.68%	4.24%
Ratio of net expenses after excise tax to average net assets (5)	10.10%	11.89%	11.85%	6.68%	1.36%
Average debt outstanding	$242,683,060	$249,457,221	$249,411,202	$116,377,049	$11,197,826
Portfolio turnover	44%	41%	16%	20%	8%
Total amount of senior securities outstanding	$219,000,000	$249,000,000	$263,000,000	$211,000,000	$117,000,000
Asset coverage per unit (6)	$1,886	$2,054	$2,037	$2,450	$2,664
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
(5)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses and waivers, such as organization and offering costs and reimbursement of expense support to the Adviser, is annualized. Net expenses include reimbursement of expense support to the Adviser or incentive fee waiver from the Adviser for the years ended December 31, 2024 and 2023.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2025, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2025 and 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	December 31, 2025	December 31, 2024
Unfunded delayed draw term loan commitments	$4,193,437	$11,734,864
Unfunded revolver obligations	13,074,543	13,819,371
	$17,267,980	$25,554,235

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 11. Senior Securities Asset Coverage

Information about the Company's senior securities is shown in the table below for the years ended December 31, 2025, 2024 and 2023:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2025	219,000,000	1,886	—	N/A
December 31, 2024	249,000,000	2,054	—	N/A
December 31, 2023	263,000,000	2,037	—	N/A
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

On January 29, 2026, the Company terminated the Revolving OCF II Loan and entered into an unsecured revolving loan agreement with Onex US Holdings LLC (“OUSH”) (the “Revolving OUSH Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OUSH may advance amounts to the Company (each such amount, an “OUSH Loan”) with a maximum outstanding of such OUSH Loan of $20.0 million and a maturity date with respect to each OUSH Loan of the day falling two years after the funding of such OUSH Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before OUSH is obligated to make a loan to the Company. The Revolving OUSH Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

On February 6, 2026, we repurchased common shares in connection with our tender offer as follows:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 9, 2026(1)	February 6, 2026	466,307	$20.81	466,307	— (1)
(1)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 25.66% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

On March 4, 2026, the Board declared a quarterly dividend of $0.54 per share for the Company's shareholders of record as of March 5, 2026, payable on March 19, 2026.

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

Conclusion. Management, including the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded, subject to the limitations described under “Scope of Management’s Report on Internal Control Over Financial Reporting” above, that the Company maintained effective internal control over financial reporting at the reasonable assurance level as of December 31, 2025.

Attestation Report of the Independent Registered Public Accounting Firm.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2025, pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance.

Board of Trustees

The following sets forth certain information regarding the Board of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Term of Office and Length of Time Served(2)	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Trustee During the Past 5 Years
Interested Trustee
Ronnie Jaber, 44	President, Chief Executive Officer, Chairperson of the Board	Trustee since 2023	Head of Onex Credit. Previously, Mr. Jaber was Co-Head of Carlyle Structured Credit, Managing Director and Portfolio Manager in Global Credit.	None.
Independent Trustee
Kelly Marshall, 60	Trustee	Trustee since 2021	Executive Vice President of Strategic Partnerships at Ontario Municipal Employee Retirement System from 2017 to 2020.	Chairman of Granite REIT Director of Dental Corp (June 2025 to January 2026)
Henry van Dyke, 65	Trustee	Trustee since 2021	Sodali & Co from 2020 to present; currently Global Head of M&A and Activism Advisory and Head of North American Shareholder Advisory.	None.
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

Independent Trustees

Kelly Marshall, Independent Trustee of the Company, became an Independent Trustee of the Company at its inception in 2021. From 2017 to 2020, Mr. Marshall was Executive Vice President of Strategic Partnerships at Ontario Municipal Employee Retirement System (“OMERS”), where he developed OMERS third-party equity co-investment platform across real estate, infrastructure and private equity and oversaw OMERS banking relationships. From 2001 to 2017, Mr. Marshall served as Managing Partner, Corporate Finance, at Brookfield Asset Management (“Brookfield”), where he managed global finance teams and banking relationships and executed numerous equity, preferred equity, public debt and project debt transactions in Brookfield’s core operating regions. Prior to his work at Brookfield, Mr. Marshall was a Managing Director at Fortress Investment Management, a Senior Vice President at Lone Star Opportunity, a Vice President at Citibank and an Associate at Olympia & York Canary Wharf. Mr. Marshall graduated from Wilfrid Laurier University with a Bachelor of Business Administration.

Henry van Dyke, Independent Trustee of the Company, became an Independent Trustee of the Company at its inception in 2021. Mr. van Dyke has been involved with Sodali & Co since 2020 and has been serving as its Global Head of M&A and Activism Advisory and Head of North American Shareholder Advisory since 2025, having previously served as Senior Advisor (2024-25) and Executive Vice Chairman (2020-24). Mr. van Dyke has also served as Managing Director at Pickwick Capital since 2021, where he has focused on providing M&A advice. Prior to his work at Sodali & Co., Mr. van Dyke founded Teneo Capital, an advisory services-focused investment bank and registered broker-dealer, where he served as Chief Executive Officer from 2011 to 2018 and then as Senior Advisor in 2019. Mr. van Dyke was Managing Director and Head of several investment banking groups during his tenure at Bank of America from 2006 to 2009. Mr. van Dyke began his career at Morgan Stanley in 1982, where he ultimately was Managing Director, Head of the Financial Sponsors M&A Group and Co-Head of the U.S. Financial Sponsors Group upon his departure in 2006. Mr. van Dyke received a Bachelor of Arts in Economics and in Engineering & Applied Science from Yale University and a Master of Business Administration from the Harvard Business School.

Information about Executive Officers Who Are Not Trustees

The following sets forth certain information regarding the executive officers who are not trustees of the Company.

Name, Address, and Age(1)	Position(s) Held with Company(2)	Principal Occupation(s) During Past 5 Years
Albert Siu, 51	Chief Financial Officer and Treasurer

Director, Finance at Onex Credit Advisor, LLC, Chief Financial Officer and Treasurer of the Company since December 2024 and Chief Accounting Officer of the Company to December 2024. Previously, Mr. Siu was Chief Accounting Office of Mount Logan Capital, Inc. since 2022 and Controller at BC Partners, Inc. since 2018.

Zachary Drozd, 40	General Counsel

Mr. Drozd is General Counsel of the Company since 2024 and Deputy General Counsel and Chief Compliance Officer of Onex Credit. Previously, Mr. Drozd practiced law at Proskauer Rose LLP, with an emphasis on the representation of private investment fund sponsors.

Mariel Reilly, 33	Secretary and Chief Compliance Officer

Secretary of the Company since 2024 and Chief Compliance Officer of the Company since 2025. Ms. Reilly is Associate Counsel of Onex Credit. Previously, Ms. Reilly practiced law at Proskauer Rose LLP, with an emphasis on the representation of private investment funds in connection with the acquisition and disposition of large portfolios consisting of fund investments.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s trustees and executive officers, and any persons holding more than 10% of the Company’s Common Shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were timely filed with the exception of one late Form 4 filing made by persons holding more than 10% of the Company’s Common Shares, each due to an administrative error.

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

The Audit Committee had four formal meetings in 2025.

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

The Nominating and Corporate Governance Committee did not hold any formal meeting in 2025.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

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

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement. See “Item 1. Business—Investment Advisory Agreement”.

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

The following table sets forth compensation of the Company’s trustees for the year ended December 31, 2025. No compensation is paid by us to any interested trustee or executive officer of the Company.

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

As of February 28, 2026, no trustee or executive officer holds any of our Common Shares. As of February 28, 2026, there are two entities that beneficially own 5% or more of the outstanding Common Shares.

Name & Address	Type of Ownership	Total Shares Owned	Percentage of Shares Held
Convex Re Limited(1)	Record/Beneficial	1,280,956	14.46%
Onex Credit Holdings LLC(2)	Record/Beneficial	609,508	6.88%

(1) The principal address for Convex Re Limited is 6th Floor, Point House, 6 Front Street, Hamilton, D0, HM11. Information obtained from a Schedule 13D filed jointly by Convex Re Limited and Convex Group Limited with the SEC, reporting share ownership as of February 9, 2026. Convex Group Limited may be deemed to beneficially own the Common Shares held by Convex Re Limited, through its ownership of all of the equity of Convex Re Limited. Based on that filing, Convex Re Limited maintains shared power to vote or dispose of 1,280,956 shares.

(2) The principal address for Onex Credit Holdings LLC is c/o Onex Corporation, 161 Bay Street P.O. Box 700, Toronto, A6, M5J 2S1. Information obtained from a Schedule 13D filed jointly by Onex Credit Holdings LLC, Onex Corporation and Gerald W. Schwartz with the SEC, reporting share ownership as of February 6, 2026. Onex Corporation may be deemed to beneficially own the Common Shares held by Onex Credit Holdings LLC, through its ownership of all of the equity of Onex Credit Holdings LLC. Mr. Gerald W. Schwartz, the Chairman and Founder of Onex Corporation, indirectly owns shares representing a majority of the voting rights of the shares of Onex Corporation and as such may be deemed to beneficially own all of the Common Shares beneficially owned by Onex Corporation. Mr. Schwartz disclaims any such beneficial ownership. Based on that filing, Onex Credit Holdings LLC maintains shared power to vote or dispose of 609,508 shares.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

Investment Advisory Agreement; Administration Agreement

(1)
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

Co-Investment Opportunities

As a BDC, we are subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On January 13, 2026, the SEC issued an order granting our application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (the “Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

Material Non-Public Information

Certain investment professionals of the Adviser or its affiliates may serve as directors of, or in a similar capacity with, portfolio companies (or the underlying obligors thereof) in which the Company invests or otherwise engage in transactions or discussions with portfolio companies (or the underlying obligors thereof) in which the Adviser may have access to material non-public information. The Adviser, its affiliates or Other Accounts may also own or manage investments in portfolio companies (or the underlying obligors thereof) in which the Company invests. In the event that material non-public information is obtained with respect to such portfolio companies (or the underlying obligors thereof), or the Company becomes subject to trading restrictions under the internal trading policies of those portfolio companies (or the underlying obligors thereof) as a result of applicable law or regulations, the Company could be prohibited for a period of time from purchasing or selling the securities of such portfolio companies, and this prohibition may have an adverse effect on the Company. In the event that the Adviser has material non-public information about an underlying obligor, the Company could be prohibited for a period of time from purchasing or selling the securities of the portfolio companies holding such obligation if the non-public information is material for both the underlying obligor and the portfolio companies. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company may not have access to material non-public information in the possession of the Adviser, its affiliates or Other Accounts that might be relevant to an investment decision to be made by the Company. In addition, Adviser or its affiliates, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Accounts, may choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the portfolio company as the Company, are eligible to receive or have received, even if possession of such information would be advantageous to the Company.

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

In addition, from time to time, certain of the Adviser’s personnel (including secondees and temporary personnel or consultants who may be short-term or long-term arrangements) may have seconded to one or more portfolio companies and provide finance, administrative and other services to such portfolio companies and the compensation for such personnel during the secondment will be borne by the portfolio companies (in whole or in part). Such personnel may also be seconded to one or more investors.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by the Company’s independent registered public accounting firm, Deloitte, and its affiliates for the fiscal years ended December 31, 2025 and 2024:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees	$410,750	$410,750
Audit-Related Fees	—	—
Tax Fees	31,800	31,800
All Other Fees	—	—
	$442,550	$442,550

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

10.8

Transfer Agency Agreement, dated September 16, 2021, by and between Onex Falcon Direct Lending BDC Fund and U.S. Bancorp Fund Services, LLC d/b/a/ U.S. Bank Global Fund Services (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on September 17, 2021)

10.9

Expense Support and Conditional Reimbursement Agreement dated September 16, 2021, by and between Onex Falcon Direct Lending BDC Fund and Onex Falcon Investment Advisors, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on September 17, 2021)

10.10

Loan and Servicing Agreement, dated as of October 3, 2024, by and among Onex Direct Lending BDC SPV, LLC, as borrower, Onex Direct Lending BDC Fund, as transferor and servicer, Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent and lender, U.S. Bank Nation Association, as account bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2024)

10.11

Contribution Agreement, dated as of October 3, 2024, by and among Onex Direct Lending BDC SPV, LLC, as transferee, and Onex Direct Lending BDC Fund, as transferor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 9, 2024)

10.12

Revolving Loan Agreement, dated September 8, 2022 by and between Onex Falcon Direct Lending BDC Fund and Onex Credit Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2022)

10.13

Amended and Restated Fee Waiver Letter to Investment Advisory Agreement, dated July 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2023)

10.14

Amended and Restated Revolving Loan Agreement, dated February 20, 2025, by and between Onex Direct Lending BDC Fund and Onex Credit Finance II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2025)

10.15

Revolving Loan Agreement, dated January 29, 2026, by and between Onex Direct Lending BDC Fund and Onex US Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2026)

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ronnie H. Jaber Ronnie H. Jaber	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)	March 6, 2026

/s/ Albert Siu Albert Siu	Chief Financial Officer and Treasurer (Principal Financial Officer and Controller)	March 6, 2026

/s/ Kelly Marshall Kelly Marshall	Trustee	March 6, 2026

/s/ Henry van Dyke Henry van Dyke	Trustee	March 6, 2026