Form 10-Q
period 2026-03-31
Onex Direct Lending BDC Fund
filed 2026-05-08
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The issuer had 8,870,352 common shares of beneficial interest, $0.001 par value per share, outstanding as of May 4, 2026.

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
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in Ukraine and Iran, as well as political and social unrest in various countries such as Venezuela and in the Middle East and North Africa regions;
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
•
the tax status of the enterprises in which we may invest; and
•
the risks, uncertainties, and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026, and in our other filings with the SEC that we make from time to time.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2026	December 31, 2025
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $414,055,669 and $438,839,857, respectively)	$352,232,987	$395,375,030
Cash and cash equivalents	13,786,607	9,776,258
Restricted cash	1,999,351	1,976,387
Interest and other receivables	2,697,381	3,593,687
Receivable for investments sold	14,609,598	4,852,353
Deferred financing costs (net of $796,160 and $664,684 in amortized expenses, respectively)	1,871,340	2,002,816
Prepaid expenses	190,634	271,099
Total Assets	387,387,898	417,847,630
Liabilities:
Credit facility (Note 5)	214,000,000	219,000,000
Payable for investments purchased	2,949,765	—
Management fee payable (Note 3)	514,307	613,484
Administration fee payable (Note 3)	618,655	918,514
Interest payable	2,282,627	2,392,591
Accrued expenses and other liabilities	667,065	821,253
Total Liabilities	221,032,419	223,745,842
Commitments and Contingencies (Note 10)	—	—
Net Assets	$166,355,479	$194,101,788
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 8,870,352 and 9,326,142 shares issued and outstanding, respectively)	$8,871	$9,326
Additional paid-in capital	229,968,600	239,453,143
Accumulated distributable earnings (losses)	(63,621,992)	(45,360,681)
Net Assets	$166,355,479	$194,101,788
Net Asset Value Per Share	$18.75	$20.81

The accompanying notes are an integral part of these consolidated financial statements.

f

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$9,163,377	$13,009,748
Payment-in-kind interest income	444,666	859,906
Dividend income	—	103,602
Other income	1,389	5,313
Total Investment Income	9,609,432	13,978,569
Expenses:
Management fee	514,307	765,741
Incentive fee	—	134,826
Administration fee	206,516	340,898
Professional fees	349,647	286,361
Trustees’ fees	46,902	46,431
Interest and credit facility expense	3,359,650	4,315,184
Other general and administrative expense	221,754	230,385
Total Expenses before Excise Tax	4,698,776	6,119,826
Net Investment Income (Loss) before Excise Tax	4,910,656	7,858,743
Excise tax expense (benefit)	(48,975)	23,111
Net Investment Income (Loss) after Excise Tax	4,959,631	7,835,632
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	(78,776)	832,327
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(18,357,855)	(8,287,360)
Net realized and unrealized gain (loss)	(18,436,631)	(7,455,033)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(13,477,000)	$380,599
Net investment income (loss) per common share —Basic and Diluted	$0.55	$0.71
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$(1.49)	$0.03
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	9,066,308	11,056,433

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares			Total Distributable
Three Months Ended March 31, 2026	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2025	9,326,142	$9,326	$239,453,143	$(45,360,681)	$194,101,788
Net investment income (loss)	—	—	—	4,959,631	4,959,631
Net realized gain (loss) on investments	—	—	—	(78,776)	(78,776)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(18,357,855)	(18,357,855)
Issuance of common shares	—	—	—	—	—
Redemption of common shares	(466,307)	(466)	(9,703,383)	—	(9,703,849)
Distributions to shareholders	—	—	—	(4,784,311)	(4,784,311)
Shares issued in connection with dividend reinvestment plan	10,517	11	218,840	—	218,851
Balance as of March 31, 2026	8,870,352	$8,871	$229,968,600	$(63,621,992)	$166,355,479

	Common Shares			Total Distributable
Three Months Ended March 31, 2025	Number of Shares	Par Value	Capital in Excess of Par	Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	11,221,763	$11,223	$281,147,301	$(18,651,463)	$262,507,061
Net investment income (loss)	—	—	—	7,835,632	7,835,632
Net realized gain (loss) on investments	—	—	—	832,327	832,327
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,287,360)	(8,287,360)
Issuance of common shares	151,338	151	3,539,652	—	3,539,803
Redemption of common shares	(575,562)	(576)	(13,461,817)	—	(13,462,393)
Distributions to shareholders	—	—	—	(5,938,647)	(5,938,647)
Shares issued in connection with dividend reinvestment plan	21,994	22	514,391	—	514,413
Balance as of March 31, 2025	10,819,533	$10,820	$271,739,527	$(24,209,511)	$247,540,836

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(13,477,000)	$380,599
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	78,776	(832,327)
Net change in unrealized (appreciation) depreciation on investments	18,357,855	8,287,360
Net accretion of discount on investments	(580,805)	(938,393)
Amortization of deferred financing costs	131,476	131,476
Payment-in-kind interest income	(444,666)	(859,906)
Purchases and drawdowns of investments	(11,763,735)	(74,871,132)
Sales and repayments of investments	37,494,618	63,658,972
(Increase) decrease in operating assets:
Interest and other receivables	896,306	3,598,790
Receivable for investments sold	(9,757,245)	(2,271,932)
Prepaid expenses	80,465	78,691
Increase (decrease) in operating liabilities:
Management fee payable	(99,177)	(64,875)
Incentive fee payable	—	(902,413)
Administration fee payable	(299,859)	(198,396)
Interest payable	(109,964)	(1,084,608)
Payable for investments purchased	2,949,765	(15,377,835)
Accrued expenses and other liabilities	(154,188)	(2,732,456)
Net cash provided by (used in) operating activities	23,302,622	(23,998,385)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	—	3,539,803
Redemption of common shares	(9,703,849)	(13,462,393)
Distributions to shareholders	(4,565,460)	(5,424,234)
Borrowings on credit facility	18,000,000	70,000,000
Payments on credit facility	(23,000,000)	(40,000,000)
Net cash provided by (used in) financing activities	(19,269,309)	14,653,176
Net increase (decrease) in cash and cash equivalents	4,033,313	(9,345,209)
Cash and cash equivalents and restricted cash, beginning of period	11,752,645	24,299,183
Cash and cash equivalents and restricted cash, end of period	$15,785,958	$14,953,974

Supplemental and Non-Cash Information
Cash paid for interest	$3,338,138	$5,268,316
Reinvestments of distributions	218,851	514,413
Non-cash restructuring of portfolio investment	496,237	—

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$13,786,607	$14,103,359
Restricted cash	1,999,351	850,615
Total cash and cash equivalents and restricted cash	$15,785,958	$14,953,974

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

March 31, 2026

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
Non-controlled/non-affiliated Investments
Debt Investments
Aerospace & Defense
LSF12 Phoenix Holdco, LLC	Term Loan	3M SOFR + 4.50%	—	8.20%	3/5/2026	3/25/2033	$3,000,000	$2,940,000	$2,973,750	1.8%	(12)
Total Aerospace & Defense								2,940,000	2,973,750	1.8%
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.02%	11/25/2024	7/25/2029	4,911,026	4,699,020	4,296,263	2.6%	(5) (12)
DexKo Global Inc.	Closing Date Dollar Term Loan (First Lien)	3M SOFR + 3.75%	0.50%	7.68%	2/10/2025	10/4/2028	5,086,394	4,901,505	4,995,500	3.0%	(5) (12)
Innovative Xcessories Services LLC	Term Loan B	3M SOFR + 5.50%	1.00%	9.17%	8/15/2025	9/5/2029	992,500	975,358	992,604	0.6%	(5) (12)
RealTruck Group, Inc.	Second Amendment Incremental Term Loan	3M SOFR + 5.00%	0.75%	8.93%	3/7/2025	1/31/2028	6,788,413	6,770,089	4,712,279	2.8%	(5) (12)
Total Automotive								17,345,972	14,996,646	9.0%
Business Services
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.27%	8/1/2024	10/2/2028	14,737,500	14,647,194	14,426,539	8.7%	(5)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 6.00%	0.75%	9.68% (3.5% PIK)	5/1/2024	2/11/2030	9,067,435	9,008,412	7,662,844	4.6%	(5) (9) (12)
Denali Intermediate Holdings, Inc.	Initial Term Loan	1M SOFR + 5.50%	0.75%	9.18%	8/26/2025	8/26/2032	6,346,680	6,290,804	6,130,893	3.7%	(5)
Denali Intermediate Holdings, Inc.	Revolving Credit Loan	1M SOFR + 5.50%	0.75%	—	8/26/2025	8/26/2032	—	(5,820)	(21,633)	0.0%	(7) (8) (11) 13)
Milestone Technologies, Inc.	Term Loan	3M SOFR + 5.00%	1.00%	8.70%	8/22/2025	8/22/2031	5,789,009	5,743,267	5,651,230	3.4%	(5)
Milestone Technologies, Inc.	Delayed Draw Term Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	—	(20,517)	0.0%	(7) (8) (13)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	(842)	(15,388)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 4.75%	0.75%	8.42%	7/22/2022	7/22/2029	8,812,252	8,713,734	8,776,122	5.3%	(5)
Montana Buyer Inc.	Revolving Loan	FFR + 3.75%	0.75%	10.10%	7/22/2022	7/22/2028	—	(7,904)	(4,216)	0.0%	(7) (8) (11) 13)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.17%	7/25/2024	7/25/2031	4,937,500	4,855,724	4,840,725	2.9%	(5)
Renaissance Holding Corp.	2024-2 Term Loan (First Lien)	1M SOFR + 4.00%	0.50%	7.67%	6/11/2025	4/5/2030	5,532,030	5,076,577	3,977,889	2.4%	(5) (12)
The Ultimus Group Midco, LLC	Initial Term Loan	3M SOFR + 4.75%	0.75%	8.45%	7/1/2025	7/1/2032	4,320,000	4,280,082	4,233,600	2.5%	(5)
The Ultimus Group Midco, LLC	Initial Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(6,446)	(28,872)	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	Revolving Credit Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(4,833)	(10,827)	0.0%	(7) (8) (11) (13)
Total Business Services								58,589,949	55,598,389	33.4%
Chemicals
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	7.67%	12/19/2024	3/15/2029	1,187,558	1,183,691	1,138,821	0.7%	(5) (12)
Total Chemicals								1,183,691	1,138,821	0.7%
Construction & Building
Cornerstone Building Brands, Inc.	Tranche B Term Loan	3M SOFR + 3.25%	—	7.02%	3/7/2025	4/12/2028	1,462,480	1,368,946	836,224	0.5%	(5) (12)
CP Atlas Buyer, Inc.	Term Loan B	1M SOFR + 5.25%	—	8.92%	7/1/2025	7/8/2030	8,457,500	8,156,311	7,823,188	4.7%	(5) (12)
Mannington Mills, Inc.	Term Loan B	3M SOFR + 4.75%	—	8.45%	3/10/2025	3/25/2032	4,410,272	4,366,289	4,344,118	2.6%	(5) (12)
Total Construction & Building								13,891,546	13,003,530	7.8%
Consumer Goods: Durable

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
BCDI Meteor Acquisition, LLC	Initial Term Loan	1M SOFR + 7.00%	1.00%	10.77%	12/29/2022	6/29/2028	23,781,250	23,499,091	23,493,496	14.1%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	11.91%	11/12/2021	11/10/2026	16,312,205	16,249,845	16,312,205	9.8%	(5)
Total Consumer Goods: Durable								39,748,936	39,805,701	23.9%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.75%	1.75%	9.45%	10/11/2024	10/11/2029	4,962,500	4,962,500	4,503,469	2.7%	(5)
Wellful Inc.	Tranche A Term Loan	3M SOFR + 5.00%	1.00%	8.96%	12/31/2024	4/19/2030	7,478,362	7,478,362	7,384,882	4.4%	(5) (12)
Total Consumer Goods: Non-durable								12,440,862	11,888,351	7.1%
Consumer Services
Wash & Wax Holdings LLC	HoldCo Term Loan	12.00%	—	12.00% PIK	4/30/2025	7/30/2028	2,410,833	2,410,833	2,394,922	1.4%
Wash & Wax Systems LLC	Initial Term Loan	3M SOFR + 5.50%	1.00%	9.17%	4/30/2025	4/30/2028	3,441,947	3,441,947	3,422,673	2.1%	(5)
Wash & Wax Systems LLC	Revolving Loan	3M SOFR + 5.50%	1.00%	9.19%	4/30/2025	4/30/2028	143,966	143,966	142,757	0.1%	(7) (8) (13)
Total Consumer Services								5,996,746	5,960,352	3.6%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	1M SOFR + 5.25%	1.00%	8.93%	10/17/2024	10/4/2028	234,521	236,573	231,589	0.1%	(12)
Total Containers, Packaging & Glass								236,573	231,589	0.1%
Financial Services
Apex Group Treasury LLC	2025 Refinancing USD Term Loan	3M SOFR + 3.50%	—	7.17%	2/25/2026	2/27/2032	1,994,962	1,777,296	1,823,725	1.1%	(5) (12)
Deerfield Dakota Holding, LLC	Initial Term Loan	3M SOFR + 3.00%	0.75%	9.45% (2.75% PIK)	9/12/2025	9/13/2032	8,100,998	8,028,344	7,874,980	4.7%	(5) (12)
Deerfield Dakota Holding, LLC	Initial Revolving Credit	1M SOFR + 5.25%	0.75%	8.93%	9/12/2025	9/13/2032	150,000	143,090	129,075	0.1%	(7) (8) (12) (13)
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.00%	0.75%	8.66%	10/7/2024	10/7/2031	1,903,846	1,888,658	1,872,813	1.1%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.00%	0.75%	8.66%	10/7/2024	10/7/2031	112,327	111,026	106,860	0.1%	(7) (8) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.00%	0.75%	—	10/7/2024	10/7/2031	—	(1,895)	(3,918)	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	8.92%	5/23/2024	10/6/2028	2,000,000	1,997,708	1,985,500	1.2%	(5) (12)
Total Financial Services								13,944,227	13,789,035	8.3%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 6.25%	1.00%	10.02%	10/1/2021	8/26/2028	10,729,630	10,706,511	10,640,574	6.4%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 6.25%	1.00%	—	10/1/2021	8/26/2028	—	(2,464)	(11,067)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,704,047	10,629,507	6.4%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	1M SOFR + 6.00%	1.00%	12.27% (2.50% PIK)	2/4/2022	1/31/2027	20,913,088	20,727,312	3,952,574	2.4%	(5) (16)
Amplity Parent, Inc.	Revolving Credit Facility	1M SOFR + 6.00%	1.00%	12.27% (2.50% PIK)	2/4/2022	1/31/2027	1,479,188	1,463,333	(326,935)	-0.2%	(8) (13) (16)
Blue River PetCare, L.L.C.	2026 Additional Term Loan	1M SOFR + 5.00%	—	8.67%	2/12/2026	8/1/2029	248,000	248,000	248,000	0.1%
Blue River PetCare, L.L.C.	2026 Additional Revolving Commitment	1M SOFR + 5.00%	—	—	2/12/2026	8/1/2029	34,700	33,031	32,965	0.0%	(7) (8) (13)
Blue River PetCare, L.L.C.	2026 Additional DDTL	1M SOFR + 5.00%	—	—	2/12/2026	8/1/2029	—	(4,557)	(9,525)	0.0%	(7) (8) (11) (13)
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR + 5.00%	0.75%	8.67%	11/7/2022	11/5/2029	9,847,328	9,730,500	9,699,617	5.8%	(5)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR + 5.00%	0.75%	—	11/7/2022	11/3/2028	—	(12,453)	(17,263)	0.0%	(7) (8) (11) (13)
Cotiviti, Inc.	Initial Floating Rate Term Loan	1M SOFR + 2.75%	—	6.42%	2/26/2026	5/1/2031	1,994,937	1,794,542	1,842,833	1.1%	(5) (12)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.07%	6/30/2022	6/30/2029	24,131,113	23,981,275	22,931,797	13.8%	(5)
Paradigm Parent, LLC	Initial Term Loan	3M SOFR + 4.50%	—	8.20%	7/24/2025	4/16/2032	2,985,000	2,707,998	2,477,550	1.5%	(5) (12)
RxB Holdings, Inc.	Term Loan	1M SOFR + 5.00%	—	8.67%	12/19/2025	12/23/2030	4,500,000	4,414,201	4,494,375	2.7%	(12)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
Specialty Pharma III Inc.	Initial Term Loan	3M SOFR + 4.75%	0.50%	8.44%	12/23/2025	12/23/2032	8,857,143	8,816,717	8,821,714	5.3%
Specialty Pharma III Inc.	Revolving Loan	3M SOFR + 4.75%	0.50%	8.42%	12/23/2025	12/23/2032	142,857	137,364	138,286	0.1%	(7) (8) (13)
Total Healthcare & Pharmaceuticals								74,037,263	54,285,988	32.6%
High Tech Industries
Apryse Software Corp	Term Loan	3M SOFR + 4.75%	—	8.46%	6/25/2025	6/26/2032	14,775,510	14,642,197	14,480,000	8.7%	(5)
Apryse Software Corp	Revolving Credit Facility	3M SOFR + 4.75%	—	—	6/25/2025	6/26/2032	—	(10,909)	(24,490)	0.0%	(7) (8) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	8.67%	11/10/2021	10/1/2029	14,678,370	14,678,370	14,472,872	8.7%	(5) (10)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	7.53%	6/4/2024	10/16/2028	2,900,774	2,822,886	2,129,357	1.3%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche A Term Loan	3M SOFR + 5.25%	—	8.94%	3/7/2025	12/15/2028	1,975,000	1,986,448	1,634,313	1.0%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche B Term Loan	3M SOFR + 4.00%	—	7.69%	1/13/2025	12/15/2028	3,950,000	3,857,673	3,166,577	1.9%	(5) (12)
Flexera Software LLC	Amendment No. 1 Term Loan	3M SOFR + 4.50%	0.50%	8.15%	12/29/2025	8/16/2032	804,817	799,054	783,892	0.5%
Flexera Software LLC	Initial USD Term Loan	3M SOFR + 4.50%	0.50%	8.15%	8/15/2025	8/16/2032	3,799,527	3,790,772	3,700,740	2.2%	(5)
Flexera Software LLC	Revolving Loan	3M SOFR + 4.50%	0.50%	—	8/15/2025	8/16/2032	—	—	(5,606)	0.0%	(7) (8) (13)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.00%	0.75%	9.70% (4.00% PIK)	10/29/2021	10/29/2028	27,420,073	27,239,066	15,283,949	9.2%	(5) (16)
OID-OL Intermediate I, LLC	Initial First Out Term Loan (First Lien)	3M SOFR + 6.00%	—	9.67%	6/11/2025	2/1/2029	4,000,000	4,106,066	3,980,000	2.4%	(5) (12)
Planview Parent, Inc.	2024-B Incremental Term Loan (First Lien)	3M SOFR + 3.50%	—	7.20%	9/2/2025	12/17/2027	1,860,831	1,838,773	1,401,448	0.8%	(5) (12)
Total High Tech Industries								75,750,396	61,003,052	36.7%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 4.75%	0.75%	8.45%	3/8/2023	10/29/2030	9,926,733	9,762,477	9,926,733	6.0%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	8.45%	3/8/2023	10/29/2030	4,639,280	4,598,678	4,639,280	2.8%	(5)
Total Insurance								14,361,155	14,566,013	8.8%
Media: Advertising, Printing & Publishing
Summer (BC) Bidco B LLC	Extended Facility B (USD)	3M SOFR + 5.00%	—	8.96%	2/7/2025	2/15/2029	3,712,217	3,713,717	3,188,794	1.9%	(5) (10) (12)
Total Media: Advertising, Printing & Publishing								3,713,717	3,188,794	1.9%
Sovereign & Public Finance
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 4.75%	1.00%	8.42%	12/27/2021	12/28/2026	4,420,954	4,416,755	4,420,954	2.7%	(5)
Total Sovereign & Public Finance								4,416,755	4,420,954	2.7%
Transportation: Cargo
Keystone Purchaser, LLC	Term Loan	6M SOFR + 5.75%	1.00%	9.77%	2/1/2022	5/7/2027	20,599,736	20,422,556	20,309,280	12.2%	(5)
Offen, Inc	Initial Term Loan	3M SOFR + 5.00%	0.75%	8.67%	7/18/2025	7/22/2030	6,837,222	6,777,772	6,736,715	4.0%	(5)
Offen, Inc	Initial Revolving Loan	1M SOFR + 5.00%	0.75%	8.67%	7/18/2025	7/23/2029	451,213	441,588	434,879	0.3%	(7) (8) (13)
VTC Buyer Corp.	Term A Loan	3M SOFR + 5.25%	1.00%	8.92%	7/15/2025	7/15/2031	5,420,875	5,347,459	5,342,272	3.2%	(5)
VTC Buyer Corp.	Advance Revolver	3M SOFR + 5.25%	1.00%	8.91%	7/15/2025	7/15/2031	586,207	563,414	561,207	0.3%	(7) (8) (13)
VTC Buyer Corp.	Designated DDTL	3M SOFR + 5.25%	1.00%	8.92%	7/15/2025	7/15/2031	2,803,891	2,785,460	2,763,234	1.7%	(7) (8)
VTC Buyer Corp.	Future Expansion DDTL	3M SOFR + 5.25%	1.00%	8.92%	7/15/2025	7/15/2031	746,133	733,041	717,439	0.4%	(7) (8) (13)
Total Transportation: Cargo								37,071,290	36,865,026	22.2%
Wholesale
IMB Midco LLC	Term Loan A	3M SOFR + 5.00%	1.00%	8.82% (4.00% PIK)	5/20/2024	4/27/2028	10,502,910	9,653,013	3,715,929	2.2%	(5) (16)
IMB Midco LLC	Term Loan B	8.00%	—	8.00% PIK	5/20/2024	4/27/2028	6,131,575	4,974,599	23,300	0.0%	(16)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
IMB Midco LLC	Revolving Loan	3M SOFR + 1.15%	1.00%	4.81%	10/1/2021	4/27/2028	255,109	253,148	(74,594)	0.0%	(7) (8) (13)
Total Wholesale								14,880,760	3,664,635	2.2%
Total Non-controlled/non-affiliated Debt Investments								$401,253,885	$348,010,133	209.2%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,371,300	0.8%	(15)
Total Business Services								1,500,000	1,371,300	0.8%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	616,589	0.4%	(14) (15)
Total Consumer Goods: Non-durable								3,131,511	616,589	0.4%
Consumer Services
Wash & Wax Holdings LLC	Class A Common Share				4/30/2025	N/A	1,440	3,309,551	810,605	0.5%	(15)
Total Consumer Services								3,309,551	810,605	0.5%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	584,754	0.4%	(15)
Total Sovereign & Public Finance								200,000	584,754	0.4%
Transportation: Cargo
Mascarene VTC Investment Holdings LLC	Class A-1 Equity				7/8/2025	N/A	722,974	722,974	838,650	0.5%	(6) (15)
Total Transportation: Cargo								722,974	838,650	0.5%
Wholesale
IMB Holdco LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6) (15)
IMB Holdco LLC	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6) (15)
IMB Holdco LLC	Series Z Units				5/20/2024	N/A	164	163,748	956	0.0%	(6) (15)
Total Wholesale								3,937,748	956	0.0%
Total Non-controlled/non-affiliated Equity Investments								$12,801,784	$4,222,854	2.5%
Total Non-controlled/non-affiliated Investments								$414,055,669	352,232,987	211.7%
Total Investments								$414,055,669	$352,232,987	211.7%
Liabilities in Excess of Other Assets									(185,877,508)	-111.7%
Total Net Assets									$166,355,479	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of March 31, 2026, the 1-Month SOFR or “1M SOFR” was 3.66%, the 3-Month SOFR or “3M SOFR” was 3.68%, the 6-Month SOFR or “6M SOFR” was 3.70%, and the Federal Funds Rate or “FFR” was 3.75%.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 5.0% of total assets as of March 31, 2026.

(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of March 31, 2026, the Company had the following commitments to fund various revolving and/or delayed draw term loans or equity. Such commitments are subject to certain conditions set forth in the documents governing these loans or equity and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,480,028	$—	$747,004
Apryse Software Corp.	Revolver	1,224,490	—	—	1,224,490
Blue River PetCare, L.L.C.	Delayed Draw Term Loan	1,905,000	—	—	1,905,000
Blue River PetCare, L.L.C.	Revolver	347,000	34,700	—	312,300
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
CP Iris Holdco I, Inc.	Delayed Draw Term Loan	329,670	75,824	253,846	—
Deerfield Dakota Holding, LLC	Revolver	750,000	150,000	—	600,000
Denali Intermediate Holdings, Inc.	Revolver	636,259	—	—	636,259
Flexera Software LLC	Revolver	215,611	—	—	215,611
IMB Midco LLC	Revolver	510,219	255,109	—	255,110
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	646,552	—	—	646,552
Milestone Technologies Inc.	Delayed Draw Term Loan	862,069	—	—	862,069
Montana Buyer Inc.	Revolver	2,450,000	—	1,421,647	1,028,353
Offen, Inc	Revolver	1,111,111	451,213	—	659,898
OneZero Financial Systems, LLC	Delayed Draw Term Loan	336,538	113,462	—	223,076
OneZero Financial Systems, LLC	Revolver	240,385	—	—	240,385
Specialty Pharma III Inc.	Revolver	1,142,857	142,857	—	1,000,000
SPLAT Super HoldCo, LLC	Delayed Draw Term Loan	396,040	293,812	102,228	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,443,609	—	—	1,443,609
The Ultimus Group Midco, LLC	Revolver	541,353	—	—	541,353
Wash & Wax Systems LLC	Revolver	215,949	143,966	—	71,983
VTC Buyer Corp.	Revolver	1,724,138	586,207	—	1,137,931
VTC Buyer Corp.	Delayed Draw Term Loan	1,988,363	755,578	—	1,232,785
		$23,728,473	$4,482,756	$1,777,721	$17,467,996
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Investment is non-income producing.
(16)
Loan was on non-accrual status as of March 31, 2026.
(17)
Totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Non-controlled/non-affiliated Investments
Debt Investments
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.19%	11/25/2024	7/25/2029	4,923,716	$4,696,356	$4,206,281	2.2%	(5) (12)
DexKo Global Inc.	Closing Date Dollar Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	7.58%	2/10/2025	10/4/2028	5,099,640	4,896,619	5,072,535	2.6%	(5) (12)
Innovative Xcessories Services LLC	Term Loan B	1M SOFR + 5.50%	1.00%	9.22%	8/15/2025	9/5/2029	995,000	976,670	995,209	0.5%	(5) (12)
RealTruck Group, Inc.	Second Amendment Incremental Term Loan	1M SOFR + 5.00%	0.75%	8.83%	3/7/2025	1/31/2028	6,805,730	6,781,272	5,328,887	2.7%	(5) (12)
Total Automotive								17,350,917	15,602,912	8.0%
Beverage, Food & Tobacco
Golden State Foods LLC	Initial Term Loan	3M SOFR + 4.00%	—	7.67%	9/16/2025	12/4/2031	497,481	496,303	501,212	0.3%	(5) (12)
SPLAT Super HoldCo, LLC	Initial Term Loan	1M SOFR + 5.00%	—	8.72%	8/4/2025	7/2/2032	2,397,772	2,351,962	2,259,900	1.2%	(5) (12)
SPLAT Super HoldCo, LLC	Delayed Draw Term Loan	1M SOFR + 5.00%	—	—	8/4/2025	7/2/2032	—	(2,175)	(5,878)	0.0%	(7) (8) (11) (12) (13)
Total Beverage, Food & Tobacco								2,846,090	2,755,234	1.4%
Business Services
AmSpec Parent, LLC	Term Loan	3M SOFR + 3.50%	—	7.17%	6/23/2025	12/22/2031	1,990,400	1,982,211	2,000,352	1.0%	(5) (12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.44%	8/1/2024	10/2/2028	14,775,000	14,672,233	14,627,249	7.5%	(5)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	0.75%	8.78%	5/1/2024	8/11/2028	8,931,638	8,872,023	8,027,309	4.1%	(5) (9) (12)
Denali Intermediate Holdings, Inc.	Initial Term Loan	1M SOFR + 5.50%	0.75%	9.23%	8/26/2025	8/26/2032	6,362,586	6,302,303	6,309,140	3.3%	(5)
Denali Intermediate Holdings, Inc.	Revolving Credit Loan	1M SOFR + 5.50%	0.75%	—	8/26/2025	8/26/2032	—	(6,044)	(5,345)	0.0%	(7) (8) (11) 13)
Milestone Technologies, Inc.	Term Loan	3M SOFR + 5.00%	1.00%	8.67%	8/22/2025	8/22/2031	5,976,401	5,925,535	5,931,578	3.1%	(5)
Milestone Technologies, Inc.	Delayed Draw Term Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	—	(6,466)	0.0%	(7) (8) (11) (13)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	(880)	(4,849)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 4.75%	0.75%	8.47%	7/22/2022	7/22/2029	8,835,023	8,728,543	8,835,023	4.6%	(5)
Montana Buyer Inc.	Revolving Loan	PRIME + 4.00%	0.75%	—	7/22/2022	7/22/2028	—	(8,749)	—	0.0%	(7) (8) (11) 13)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.22%	7/25/2024	7/25/2031	4,950,000	4,864,693	4,869,315	2.5%	(5)
Renaissance Holding Corp.	2024-2 Term Loan (First Lien)	3M SOFR + 4.00%	0.50%	7.72%	6/11/2025	4/5/2030	6,091,633	5,568,209	5,337,458	2.7%	(5) (12)
The Ultimus Group Midco, LLC	Initial Term Loan	3M SOFR + 4.75%	0.75%	8.42%	7/1/2025	7/1/2032	4,330,827	4,288,397	4,302,244	2.2%	(5)
The Ultimus Group Midco, LLC	Initial Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(6,704)	(9,528)	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	Revolving Credit Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(5,024)	(3,573)	0.0%	(7) (8) (11) (13)
Total Business Services								61,176,746	60,209,907	31.0%
Chemicals
CP Iris Holdco I, Inc.	Delayed Draw Term Loan (First Lien)	1M SOFR + 4.00%	—	—	10/17/2025	10/27/2032	—	—	(1,236)	0.0%	(7) (8) (11) (12) (13)
CP Iris Holdco I, Inc.	Initial Term Loan (First Lien)	1M SOFR + 4.00%	—	7.72%	10/17/2025	10/27/2032	2,670,330	2,643,932	2,660,316	1.4%	(5) (12)
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	7.73%	12/19/2024	3/15/2029	2,687,558	2,677,347	2,598,775	1.3%	(5) (12)
Total Chemicals								5,321,279	5,257,855	2.7%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Construction & Building
Cornerstone Building Brands, Inc.	Tranche B Term Loan	1M SOFR + 3.25%	—	7.10%	3/7/2025	4/12/2028	1,466,329	1,362,026	1,156,200	0.6%	(5) (12)
CP Atlas Buyer, Inc.	Term Loan B	1M SOFR + 5.25%	—	8.97%	7/1/2025	7/8/2030	8,478,750	8,161,781	8,224,388	4.2%	(5) (12)
LBM Acquisition, LLC	Amendment No. 4 Refinancing Term Loan (First Lien)	1M SOFR + 5.00%	0.75%	8.73%	8/20/2025	6/6/2031	2,992,500	2,945,400	2,996,061	1.5%	(5) (12)
Mannington Mills, Inc.	Term Loan B	3M SOFR + 4.75%	—	8.42%	3/10/2025	3/25/2032	4,446,010	4,399,071	4,423,780	2.3%	(5) (12)
Park River Holdings, Inc.	2025 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.49%	9/25/2025	3/15/2031	2,500,000	2,463,816	2,517,838	1.3%	(5) (12)
Total Construction & Building								19,332,094	19,318,267	10.0%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	10.77%	12/29/2022	6/29/2028	23,937,500	23,616,720	23,674,187	12.2%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	12.14%	11/12/2021	11/10/2026	17,507,848	17,406,373	17,507,848	9.0%	(5)
Total Consumer Goods: Durable								41,023,093	41,182,035	21.2%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.75%	1.75%	9.42%	10/11/2024	10/11/2029	4,962,500	4,962,500	4,950,094	2.6%	(5)
Wellful Inc.	Tranche A Term Loan	1M SOFR + 5.00%	1.00%	8.83%	12/31/2024	4/19/2030	7,478,362	7,478,362	7,403,578	3.8%	(5) (12)
Total Consumer Goods: Non-durable								12,440,862	12,353,672	6.4%
Consumer Services
Wash & Wax Holdings LLC	HoldCo Term Loan	12.00%	—	12.00% PIK	4/30/2025	7/30/2028	2,340,615	2,340,615	2,340,615	1.2%
Wash & Wax Systems LLC	Initial Term Loan	3M SOFR + 5.50%	1.00%	9.34%	4/30/2025	4/30/2028	3,369,503	3,369,503	3,369,503	1.7%	(5)
Wash & Wax Systems LLC	Revolving Loan	3M SOFR + 5.50%	1.00%	9.28%	4/30/2025	4/30/2028	143,966	143,966	143,966	0.1%	(7) (8) (13)
Total Consumer Services								5,854,084	5,854,084	3.0%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	1M SOFR + 5.25%	1.00%	8.99%	10/17/2024	10/4/2028	234,521	236,673	237,258	0.1%	(12)
Total Containers, Packaging & Glass								236,673	237,258	0.1%
Environmental Industries
Northstar Group Services, Inc.	Term B Loan (2024)	3M SOFR + 4.75%	0.50%	8.59%	5/27/2025	5/31/2030	2,481,108	2,469,993	2,504,753	1.3%	(5) (12)
Total Environmental Industries								2,469,993	2,504,753	1.3%
Financial Services
Deerfield Dakota Holding, LLC	Initial Term Loan	3M SOFR + 3.00%	0.75%	9.42% (2.75% PIK)	9/12/2025	9/13/2032	8,067,222	7,990,666	7,986,550	4.1%	(5) (12)
Deerfield Dakota Holding, LLC	Initial Revolving Credit	3M SOFR + 3.00%	0.75%	—	9/12/2025	9/13/2032	—	(7,174)	(7,500)	0.0%	(7) (8) (11) (12) (13)
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.00%	0.75%	8.84%	10/7/2024	10/7/2031	1,908,654	1,892,323	1,908,654	1.0%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.00%	0.75%	8.84%	10/7/2024	10/7/2031	112,611	111,215	112,611	0.1%	(7) (8) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.00%	0.75%	—	10/7/2024	10/7/2031	—	(1,980)	—	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	8.97%	5/23/2024	10/6/2028	2,000,000	1,996,891	2,000,840	1.0%	(5) (12)
Total Financial Services								11,981,941	12,001,155	6.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 6.50%	1.00%	10.47%	10/1/2021	8/26/2028	10,729,630	10,687,569	10,622,334	5.5%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 6.50%	1.00%	—	10/1/2021	8/26/2028	—	(3,972)	(13,333)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,683,597	10,609,001	5.5%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	3M SOFR + 6.00%	1.00%	12.32% (2.50% PIK)	2/4/2022	1/31/2027	20,913,088	20,727,312	3,804,091	2.0%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	3M SOFR + 6.00%	1.00%	12.32% (2.50% PIK)	2/4/2022	1/31/2027	1,479,188	1,461,370	(342,747)	-0.2%	(8) (13) (17)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR + 5.00%	0.75%	8.89%	11/7/2022	11/5/2029	9,872,774	9,742,410	9,823,409	5.1%	(5)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR + 5.00%	0.75%	—	11/7/2022	11/3/2028	—	(13,637)	(5,754)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.07%	6/30/2022	6/30/2029	24,190,556	24,007,704	23,031,829	11.9%	(5)
Paradigm Parent, LLC	Initial Term Loan	3M SOFR + 4.50%	—	8.82%	7/24/2025	4/16/2032	2,992,500	2,705,895	2,643,230	1.4%	(5) (12)
RxB Holdings, Inc.	Term Loan	1M SOFR + 5.00%	—	8.73%	12/19/2025	12/23/2030	4,500,000	4,410,042	4,449,398	2.3%	(12)
Specialty Pharma III Inc.	Initial Term Loan	3M SOFR + 4.75%	0.50%	8.44%	12/23/2025	12/23/2032	8,857,143	8,813,208	8,812,857	4.5%
Specialty Pharma III Inc.	Revolving Loan	3M SOFR + 4.75%	0.50%	—	12/23/2025	12/23/2032	—	(5,694)	(5,714)	0.0%	(7) (8) (11) (13)
Total Healthcare & Pharmaceuticals								71,848,610	52,210,599	26.9%
High Tech Industries
Apryse Software Corp	Term Loan	3M SOFR + 4.75%	—	8.44%	6/25/2025	6/26/2032	14,775,510	14,634,298	14,720,841	7.6%	(5)
Apryse Software Corp	Revolving Credit Facility	3M SOFR + 4.75%	—	—	6/25/2025	6/26/2032	—	(11,340)	(4,531)	0.0%	(7) (8) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	8.72%	11/10/2021	10/1/2029	14,678,370	14,678,370	14,596,170	7.5%	(5) (10)
Commscope, LLC	Initial Term Loan	1M SOFR + 4.75%	2.00%	8.47%	10/30/2024	12/17/2029	4,791,123	4,766,360	4,806,358	2.5%	(10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	7.58%	6/4/2024	10/16/2028	2,908,361	2,822,713	2,680,695	1.4%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche A Term Loan	3M SOFR + 5.25%	—	8.94%	3/7/2025	12/15/2028	1,980,000	1,991,841	1,838,509	0.9%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche B Term Loan	3M SOFR + 4.00%	—	7.69%	1/13/2025	12/15/2028	3,960,000	3,858,998	3,584,731	1.8%	(5) (12)
Flexera Software LLC	Amendment No. 1 Term Loan	3M SOFR + 4.50%	0.50%	8.19%	12/29/2025	8/16/2032	804,817	798,781	798,781	0.4%
Flexera Software LLC	Initial USD Term Loan	3M SOFR + 4.50%	0.50%	8.35%	8/15/2025	8/16/2032	3,799,527	3,789,738	3,771,031	1.9%	(5)
Flexera Software LLC	Revolving Loan	3M SOFR + 4.50%	0.50%	—	8/15/2025	8/16/2032	—	—	(1,617)	0.0%	(7) (8) (11) (13)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.00%	0.75%	9.70% (4.00% PIK)	10/29/2021	10/29/2028	27,476,462	27,270,842	21,761,358	11.2%	(5)
OID-OL Intermediate I, LLC	Initial First Out Term Loan (First Lien)	3M SOFR + 6.00%	—	9.84%	6/11/2025	2/1/2029	7,000,000	7,192,725	7,204,155	3.7%	(5) (12)
Planview Parent, Inc.	2024-B Incremental Term Loan (First Lien)	3M SOFR + 3.50%	—	7.17%	9/2/2025	12/17/2027	1,865,554	1,840,050	1,795,307	0.9%	(5) (12)
Total High Tech Industries								83,633,376	77,551,788	40.0%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 4.75%	0.75%	8.42%	3/8/2023	10/29/2030	9,952,252	9,778,584	9,952,252	5.1%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	8.42%	3/8/2023	10/29/2030	4,651,189	4,607,818	4,651,189	2.4%	(5)
Total Insurance								14,386,402	14,603,441	7.5%
Media: Advertising, Printing & Publishing
Summer (BC) Bidco B LLC	Extended Facility B (USD)	3M SOFR + 5.00%	—	8.93%	2/7/2025	2/15/2029	3,721,662	3,722,167	3,490,231	1.8%	(5) (10) (12)
Total Media: Advertising, Printing & Publishing								3,722,167	3,490,231	1.8%
Retail
Victra Holdings, LLC	Fifth Amendment Incremental Term Loan	3M SOFR + 3.75%	0.75%	7.42%	3/3/2025	3/30/2029	5,085,844	5,112,187	5,099,347	2.6%	(5) (12)
Total Retail								5,112,187	5,099,347	2.6%
Sovereign & Public Finance
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 4.75%	1.00%	8.47%	12/27/2021	12/28/2026	4,432,273	4,425,159	4,432,273	2.3%	(5)
Total Sovereign & Public Finance								4,425,159	4,432,273	2.3%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Add-on Term Loan B	3M SOFR + 4.00%	0.75%	7.89%	11/14/2024	4/8/2030	1,722,550	1,726,382	1,735,469	0.9%	(5) (12)
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	9.77%	2/1/2022	5/7/2027	20,652,618	20,454,462	20,326,307	10.5%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Offen, Inc	Initial Term Loan	1M SOFR + 5.00%	0.75%	8.82%	7/18/2025	7/22/2030	6,854,444	6,789,946	6,812,632	3.5%	(5)
Offen, Inc	Initial Revolving Loan	1M SOFR + 5.00%	0.75%	—	7/18/2025	7/23/2029	—	(10,175)	(6,778)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Term A Loan	3M SOFR + 5.25%	1.00%	9.15%	7/15/2025	7/15/2031	5,434,495	5,356,820	5,365,477	2.8%	(5)
VTC Buyer Corp.	Advance Revolver	3M SOFR + 5.25%	1.00%	—	7/15/2025	7/15/2031	—	(23,855)	(21,897)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Designated DDTL	3M SOFR + 5.25%	1.00%	9.01%	7/15/2025	7/15/2031	2,839,383	2,819,675	2,803,323	1.4%	(7) (8) (11)
VTC Buyer Corp.	Future Expansion DDTL	3M SOFR + 5.25%	1.00%	8.99%	7/15/2025	7/15/2031	755,578	741,730	730,326	0.4%	(7) (8) (11) (13)
Total Transportation: Cargo								37,854,985	37,744,859	19.4%
Wholesale
IMB Midco LLC	Term Loan A	6M SOFR + 5.00%	1.00%	9.45% (4.00% PIK)	5/20/2024	4/27/2028	10,398,577	9,365,631	5,784,729	3.0%	(5)
IMB Midco LLC	Term Loan B	8.00%	—	8.00% PIK	5/20/2024	4/27/2028	6,131,575	4,974,599	214,605	0.1%	(17)
IMB Midco LLC	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(2,413)	(226,384)	-0.1%	(7) (8) (11) (13)
Total Wholesale								14,337,817	5,772,950	3.0%

Total Non-controlled/non-affiliated Debt Investments								426,038,072	388,791,621	200.3%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,422,750	0.7%	(16)
Total Business Services								1,500,000	1,422,750	0.7%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	2,313,775	1.2%	(14) (16)
Total Consumer Goods: Non-durable								3,131,511	2,313,775	1.2%
Consumer Services
Wash & Wax Holdings LLC	Class A Common Share				4/30/2025	N/A	1,440	3,309,552	1,550,053	0.8%	(16)
Total Consumer Services								3,309,552	1,550,053	0.8%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	542,123	0.3%	(16)
Total Sovereign & Public Finance								200,000	542,123	0.3%
Transportation: Cargo
Mascarene VTC Investment Holdings LLC	Class A-1 Equity				7/8/2025	N/A	722,974	722,974	744,663	0.4%	(6) (16)
Total Transportation: Cargo								722,974	744,663	0.4%
Wholesale
IMB Holdco LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series Z Units				5/20/2024	N/A	164	163,748	10,045	0.0%	(6) (16)
Total Wholesale								3,937,748	10,045	0.0%
Total Non-controlled/non-affiliated Equity Investments								12,801,785	6,583,409	3.4%
Total Non-controlled/non-affiliated Investments								$438,839,857	395,375,030	203.7%	(19)
Liabilities in Excess of Other Assets									(201,273,242)	-103.7%
Total Net Assets									$194,101,788	100.0%
(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the 1940 Act, unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to SOFR or alternative base rate, which reset periodically based on the terms of the loan agreement. As of December 31, 2025, the 1-Month SOFR or “1M SOFR” was 3.69%, the 3-Month SOFR or “3M SOFR” was 3.65%, the 6-Month SOFR or “6M SOFR” was 3.57%, and the Prime Rate was 6.75%.
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

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
Amplity Parent, Inc.	Revolver	$2,227,032	$1,480,028	$—	$747,004
AmSpec Parent, LLC	Delayed Draw Term Loan	266,667	266,667	—	—
Apryse Software Corp.	Revolver	1,224,490	—	—	1,224,490
Celerion Buyer Inc.	Delayed Draw Term Loan	2,301,790	2,301,790	—	—
Celerion Buyer Inc.	Revolver	1,150,895	—	—	1,150,895
CP Iris Holdco I, Inc.	Delayed Draw Term Loan	329,670	—	—	329,670
Deerfield Dakota Holding, LLC	Revolver	750,000	—	—	750,000
Denali Intermediate Holdings, Inc.	Revolver	636,259	—	—	636,259
Flexera Software LLC	Revolver	215,611	—	—	215,611
IMB Midco LLC	Revolver	510,219	—	—	510,219
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	—	1,333,333
Milestone Technologies, Inc.	Revolver	646,552	—	—	646,552
Milestone Technologies Inc.	Delayed Draw Term Loan	862,069	—	—	862,069
Montana Buyer Inc.	Revolver	2,450,000	—	1,421,647	1,028,353
Offen, Inc	Revolver	1,111,111	—	—	1,111,111
OneZero Financial Systems, LLC	Delayed Draw Term Loan	336,538	113,462	—	223,076
OneZero Financial Systems, LLC	Revolver	240,385	—	—	240,385
Specialty Pharma III Inc.	Revolver	1,142,857	—	—	1,142,857
SPLAT Super HoldCo, LLC	Delayed Draw Term Loan	396,040	293,812	—	102,228

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired Commitment	Unfunded Commitment
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,443,609	—	—	1,443,609
The Ultimus Group Midco, LLC	Revolver	541,353	—	—	541,353
Wash & Wax Systems LLC	Revolver	215,949	143,966	—	71,983
VTC Buyer Corp.	Revolver	1,724,138	—	—	1,724,138
VTC Buyer Corp.	Delayed Draw Term Loan	1,988,363	755,578	—	1,232,785
		$24,044,930	$5,355,303	$1,421,647	$17,267,980
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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. These unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2025, as filed with the SEC. The Company is considered an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies.

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

Cash and Cash Equivalents and Restricted Cash

Cash consists of deposits held at a custodian bank. Cash equivalents consists of money market investments. The carrying amounts for money market investments approximate fair value and are classified as Level 1 in accordance with ASC 820. Restricted cash consists of deposits pledged as collateral, if any. Cash, cash equivalents and restricted cash are held at major financial institutions and, at times, may exceed the insured limits under applicable law.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued uncapitalized interest or dividends are generally reversed through PIK interest or dividend income. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the outstanding principal and interest. Non-accrual loans may be restored to accrual status when past due principal and interest is paid current and are likely to remain current based on management’s judgment.

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

For the three months ended March 31, 2026 and 2025, the Company incurred administrative fees of $0.2 million and $0.3 million, respectively.

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

For the three months ended March 31, 2026 and 2025, management fees were $0.5 million and $0.8 million, respectively.

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

For the three months ended March 31, 2026 and 2025, incentive fees were $0.0 million and $0.1 million, respectively.

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

On January 29, 2026, the Company terminated the A&R Revolving OCF II Loan and entered into an unsecured revolving loan agreement with Onex US Holdings LLC (“OUSH”) (the “Revolving OUSH Loan”), a subsidiary of the ultimate parent entity of the Adviser, whereby OUSH may advance amounts to the Company (each such amount, an “OUSH Loan”) with a maximum outstanding of such OUSH Loan of $20.0 million and a maturity date with respect to each OUSH Loan of the day falling two years after the funding of such OUSH Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before OUSH is obligated to make a loan to the Company. The Revolving OUSH Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

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

Shares Held by Affiliated Accounts

As of March 31, 2026 and December 31, 2025, certain entities affiliated with the Company held shares of the Company. As of March 31, 2026 and December 31, 2025, the Adviser and its affiliate held an aggregate of 1,890,557 and 1,890,555 shares (includes shares held by Convex Re Limited, a Bermuda corporation, which is directly controlled by Onex Corporation (“Onex Corp.”)), approximately 21.3% and 20.3% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt	$401,253,885	$348,010,133	$426,038,072	$388,791,621
Equity	12,801,784	4,222,854	12,801,785	6,583,409
Total Investments	$414,055,669	$352,232,987	$438,839,857	$395,375,030

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. “Non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments.

As of March 31, 2026, the Company has made investments in non-controlled, affiliated portfolio companies. As of December 31, 2025, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. Detailed information with respect to the Company’s non-controlled, non-affiliated and non-controlled, affiliated investments is included in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Aerospace & Defense	$2,973,750	0.8%	$—	—%
Automotive	14,996,646	4.3%	15,602,912	3.9%
Beverage, Food & Tobacco	—	—%	2,755,234	0.7%
Business Services	56,969,689	16.2%	61,632,657	15.6%
Chemicals	1,138,821	0.3%	5,257,855	1.3%
Construction & Building	13,003,530	3.7%	19,318,267	4.9%
Consumer Goods: Durable	39,805,701	11.3%	41,182,035	10.4%
Consumer Goods: Non-durable	12,504,940	3.6%	14,667,447	3.7%
Consumer Services	6,770,957	1.9%	7,404,137	1.9%
Containers, Packaging & Glass	231,589	0.1%	237,258	0.1%
Environmental Industries	—	—%	2,504,753	0.6%
Financial Services	13,789,035	3.9%	12,001,155	3.0%
Forest Products & Paper	10,629,507	3.0%	10,609,001	2.7%
Healthcare & Pharmaceuticals	54,285,988	15.4%	52,210,599	13.2%
High Tech Industries	61,003,052	17.3%	77,551,788	19.6%
Insurance	14,566,013	4.1%	14,603,441	3.7%
Media: Advertising, Printing & Publishing	3,188,794	0.9%	3,490,231	0.9%
Retail	—	—%	5,099,347	1.3%
Sovereign & Public Finance	5,005,708	1.4%	4,974,396	1.3%
Transportation: Cargo	37,703,676	10.7%	38,489,522	9.7%
Wholesale	3,665,591	1.1%	5,782,995	1.5%
Total Investments	$352,232,987	100.0%	$395,375,030	100.0%

	March 31, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
United States	$347,220,468	98.6%	$391,884,799	99.1%
United Kingdom	3,188,794	0.9%	3,490,231	0.9%
Bermuda	1,823,725	0.5%	—	—%
Total Investments	$352,232,987	100.0%	$395,375,030	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Debt	$—	$79,494,423	$268,515,710	$348,010,133
Equity	—	—	4,222,854	4,222,854
Total Investments	$—	$79,494,423	$272,738,564	$352,232,987

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Debt	$—	$109,773,246	$279,018,375	$388,791,621
Equity	—	—	6,583,409	6,583,409
Total Investments	$—	$109,773,246	$285,601,784	$395,375,030

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026:

	Debt	Equity	Total
Balance as of January 1, 2026	$279,018,375	$6,583,409	$285,601,784
Purchases and drawdowns of investments	2,062,536	—	2,062,536
Proceeds from principal pre-payments and sales of investments	(2,191,611)	(13,612)	(2,205,223)
Payment-in-kind	308,868	—	308,868
Net accretion of discount on investments	448,653	—	448,653
Net change in unrealized appreciation (depreciation) on investments	(11,144,136)	(2,360,556)	(13,504,692)
Net realized gain (loss) on investments	13,025	13,613	26,638
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of March 31, 2026	$268,515,710	$4,222,854	$272,738,564
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(11,144,128)	$(2,360,556)	$(13,504,684)

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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

	Debt	Equity	Total
Balance as of January 1, 2025	$404,135,270	$5,961,599	$410,096,869
Purchases and drawdowns of investments	3,512,199	—	3,512,199
Proceeds from principal pre-payments and sales of investments	(35,991,614)	—	(35,991,614)
Payment-in-kind	826,945	—	826,945
Net accretion of discount on investments	750,380	—	750,380
Net change in unrealized appreciation (depreciation) on investments	(3,783,098)	(321,375)	(4,104,473)
Net realized gain (loss) on investments	500,280	—	500,280
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of March 31, 2025	$369,950,362	$5,640,224	$375,590,586
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,419,703)	$(321,375)	$(3,741,078)

(1)
Transfers into Level 3, if any, are due to a decrease in the quantity and reliability of broker quotes obtained and transfers out of Level 3, if any, are due to an increase in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers between levels, if any, are recognized at the beginning of the year in which the transfer occurs.

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of March 31, 2026 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Debt	$225,125,814	Discounted cash flow	Discount rate	4.7% - 12.3% (6.1%)	Decrease
	20,815,673	Yield analysis	Market yield	11.8% - 12.8% (12.0%)	Decrease
	22,574,223	Enterprise value waterfall	EBITDA multiple	2.6x - 7.5x (4.0x)	Increase
Equity	4,222,854	Enterprise value waterfall	EBITDA multiple	6.9x - 15.2x (9.3x)	Increase
	$272,738,564

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2025 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Debt	$216,757,640	Discounted cash flow	Discount rate	4.4% - 11.8% (6.0%)	Decrease
	22,457,942	Yield analysis	Market yield	9.9% - 11.6% (11.2%)	Decrease
	9,234,293	Enterprise value waterfall	EBITDA multiple	6.0x - 8.5x (7.6x)	Increase
	21,761,358	Discounted cash flow Yield analysis	Discount rate Market yield	11.9% (11.9%) 29.9% (29.9%)	Decrease
	8,807,143	Recent transactions	Transaction price	N/A	N/A
Equity	6,583,408	Enterprise value waterfall	EBITDA multiple	6.4x - 14.8x (11.3x)	Increase
$285,601,784

As of March 31, 2026, the valuation method used for certain investments classified as “High Tech Industries” amounting to $15.3 million changed from discounted cash flow and yield analysis valuation method to the enterprise value waterfall valuation method. The change was due to changing market conditions and is intended to more accurately reflect the go forward performance of such investments.

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

Further, as discussed in Note 3 above, on September 8, 2022, the Company entered into the Revolving Onex Loan with the Onex Entity. On May 5, 2023, the Company terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan with OCF II. On April 17, 2025, the Company approved and ratified the Company’s entry into an A&R Revolving OCF II Loan between the Company and OCF II. Under the A&R Revolving OCF II Loan, the applicable margin was decreased from 2.60% per annum to 1.65% per annum. On January 29, 2026, the Company terminated the Revolving OCF II Loan and entered into an unsecured revolving loan agreement with OUSH. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SMBC Facility	$300,000,000	$214,000,000	$300,000,000	$219,000,000
OUSH Loan	20,000,000	—	—	—
Revolving OCF II Loan	—	—	80,000,000	—
	$320,000,000	$214,000,000	$380,000,000	$219,000,000

Due to the short-term nature of the SMBC Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three months ended March 31, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$3,228,174	$4,183,708
Amortization of deferred financing costs	131,476	131,476
Total interest and credit facility expense	$3,359,650	$4,315,184
Average debt outstanding	$211,021,978	$255,846,154
Weighted average interest rate	5.8%	6.5%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

There were no shares issued and proceeds received during the three months ended March 31, 2026:

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

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 4, 2026	March 5, 2026	March 19, 2026	$0.54	$4,784,311	10,517
			$0.54	$4,784,311	10,517

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
			$0.55	$5,938,647	21,994

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

The following table presents the share repurchases completed during the three months ended March 31, 2026:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 9, 2026	February 6, 2026	466,307	$20.81	466,307	— (1)
				466,307
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
				575,562

(1)
All repurchase requests were satisfied in full.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$(13,477,000)	$380,599
Weighted average common shares outstanding—basic and diluted	9,066,308	11,056,433
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$(1.49)	$0.03

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

Taxable Subsidiaries

Certain of the Company’s subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of March 31, 2026 and December 31, 2025, there were deferred tax assets of $1.8 million and $1.3 million, offset by valuation allowances of $1.8 million and $1.3 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company’s ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per share data:
Net asset value, beginning of period	$20.81	$23.39
Results of operations:
Net investment income (loss) (1)	0.55	0.71
Net realized and unrealized gain (loss) (2)	(2.07)	(0.67)
Net increase (decrease) in net assets resulting from operations (1)	(1.52)	0.04
Shareholder distributions: (3)
Distributions from net investment income	(0.54)	(0.55)
Net decrease in net assets resulting from shareholder distributions	(0.54)	(0.55)
Net asset value, end of period	$18.75	$22.88
Shares outstanding, end of period	8,870,352	10,819,533
Total return based on net asset value (4)	(7.6)%	0.2%

Ratio/Supplemental Data:
Net assets, end of period	$166,355,479	$247,540,836
Ratio of net investment income (loss) after excise tax to average net assets (5)	10.67%	12.47%
Ratio of total expenses after excise tax to average net assets (5)	10.16%	9.44%
Ratio of net expenses after excise tax to average net assets (5)	10.16%	9.44%
Average debt outstanding	$211,021,978	$255,846,154
Portfolio turnover	3%	12%
Total amount of senior securities outstanding	$214,000,000	$279,000,000
Asset coverage per unit (6)	$1,777	$1,887

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2026, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2026	December 31, 2025
Unfunded delayed draw term loan commitments	$5,666,539	$4,193,437
Unfunded revolver obligations	11,801,457	13,074,543
	$17,467,996	$17,267,980

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

On May 6, 2026, the Board declared a quarterly dividend of $0.53 per share for the Company’s shareholders of record as of May 12, 2026, payable on June 18, 2026.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of March 31, 2026 and December 31, 2025, the total amount of non-qualifying assets to total assets was approximately 5.0% and 5.5%, respectively.

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

Portfolio and Investment Activity

As of March 31, 2026, we had investments in 51 portfolio companies with an aggregate fair value of $352.2 million. As of March 31, 2026 and December 31, 2025, the total amount of non-qualifying assets to total assets was approximately 5.0% and 5.5%, respectively.

Our investment activity for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Investments made in portfolio companies	$11,763,735	$74,871,132
Investments repayments or sold	(37,494,618)	(63,658,972)
Net investment activity	$(25,730,883)	$11,212,160
Portfolio companies at beginning of period	57	50
Number of investments in new portfolio companies	4	11
Number of exited portfolio companies	10	1
Portfolio companies at end of period	51	60
Percentage of investment commitments at floating rates	98.0%	98.9%
Percentage of investment commitments at fixed rates	2.0%	1.1%
Weighted average contractual interest rate of investments based on par	9.28%	9.87%

The following table summarizes our top ten portfolio companies and industries based on fair value as of March 31, 2026:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
BCDI Meteor Acquisition, LLC	6.7%	High Tech Industries	17.3%
MMS Bidco LLC	6.5%	Business Services	16.2%
Keystone Purchaser, LLC	5.8%	Healthcare & Pharmaceuticals	15.4%
Hy Cite Enterprises, LLC	4.6%	Consumer Goods: Durable	11.3%
Medallia, Inc.	4.3%	Transportation: Cargo	10.7%
Apryse Software Corp	4.1%	Automotive	4.3%
Axiom Global Inc.	4.1%	Insurance	4.1%
Bullhorn, Inc.	4.1%	Financial Services	3.9%
Foundation Risk Partners, Corp.	4.1%	Construction & Building	3.7%
Jackson Paper Manufacturing Company	3.0%	Consumer Goods: Non-durable	3.6%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2025:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
BCDI Meteor Acquisition, LLC	6.0%	High Tech Industries	19.6%
MMS Bidco LLC	5.8%	Business Services	15.6%
Medallia, Inc.	5.5%	Healthcare & Pharmaceuticals	13.2%
Keystone Purchaser, LLC	5.1%	Consumer Goods: Durable	10.4%
Hy Cite Enterprises, LLC	4.4%	Transportation: Cargo	9.7%
Apryse Software Corp	3.7%	Construction & Building	4.9%
Axiom Global Inc.	3.7%	Automotive	3.9%
Bullhorn, Inc.	3.7%	Consumer Goods: Non-durable	3.7%
Foundation Risk Partners, Corp.	3.7%	Insurance	3.7%
Jackson Paper Manufacturing Company	2.7%	Financial Services	3.0%

The industry composition of our portfolio at fair value at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	0.8%	—%
Automotive	4.3%	3.9%
Beverage, Food & Tobacco	—%	0.7%
Business Services	16.2%	15.6%
Chemicals	0.3%	1.3%
Construction & Building	3.7%	4.9%
Consumer Goods: Durable	11.3%	10.4%
Consumer Goods: Non-durable	3.6%	3.7%
Consumer Services	1.9%	1.9%
Containers, Packaging & Glass	0.1%	0.1%
Environmental Industries	—%	0.6%
Financial Services	3.9%	3.0%
Forest Products & Paper	3.0%	2.7%
Healthcare & Pharmaceuticals	15.4%	13.2%
High Tech Industries	17.3%	19.6%
Insurance	4.1%	3.7%
Media: Advertising, Printing & Publishing	0.9%	0.9%
Retail	—%	1.3%
Sovereign & Public Finance	1.4%	1.3%
Transportation: Cargo	10.7%	9.7%
Wholesale	1.1%	1.5%
Total Investments	100.0%	100.0%

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt	$401,253,885	$348,010,133	$426,038,072	$388,791,621
Equity	12,801,784	4,222,854	12,801,785	6,583,409
Total Investments	$414,055,669	$352,232,987	$438,839,857	$395,375,030

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing	$329,584,170	93.6%	$391,699,081	99.1%
Non-accrual	22,648,817	6.4%	3,675,949	0.9%
Total Investments	$352,232,987	100.0%	$395,375,030	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued uncapitalized interest or dividends are generally reversed through PIK interest or dividend income. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the outstanding principal and interest. Non-accrual loans may be restored to accrual status when past due principal and interest is paid current and are likely to remain current based on management’s judgment.

Results of Operations

Our operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Total investment income	$9,609,432	$13,978,569
Net expenses before excise tax	4,698,776	6,119,826
Net investment income before excise tax	4,910,656	7,858,743
Excise tax expense (benefit)	(48,975)	23,111
Net investment income after excise tax	4,959,631	7,835,632
Net realized and unrealized gain (loss)	(18,436,631)	(7,455,033)
Net increase (decrease) in net assets resulting from operations	$(13,477,000)	$380,599
Net investment income per common share—basic and diluted	$0.55	$0.71
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$(1.49)	$0.03

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

Investment income for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Interest income	$9,163,377	$13,009,748
Payment-in-kind interest income	444,666	859,906
Dividend income	—	103,602
Other income	1,389	5,313
Total investment income	$9,609,432	$13,978,569
Weighted average contractual interest rate on performing interest bearing investments	9.09%	9.87%
Weighted average contractual interest rate on all interest bearing investments	9.28%	9.87%

For the three months ended March 31, 2026 and 2025, we have generated interest income, including PIK, of $9.6 million and $13.9 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income decreased primarily as a result of the unscheduled paydowns and lower weighted average contractual interest rate in our portfolio. The average position size of our portfolio and weighted average yield of our portfolio at par at March 31, 2026 and 2025 were as follows:

	March 31,
	2026	2025
Average position size of portfolio (in millions)	$6.1	$7.5
Weighted average contractual interest rate of investments based on par	9.28%	9.87%

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

Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Management fee	$514,307	$765,741
Incentive fee	—	134,826
Administration fee	206,516	340,898
Professional fees	349,647	286,361
Trustees’ fees	46,902	46,431
Interest and credit facility expense	3,359,650	4,315,184
Other general and administrative expense	221,754	230,385
Total Expenses	$4,698,776	$6,119,826

Total expenses were $4.7 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SMBC Facility is based on the average debt outstanding. Interest expense decreased primarily due to the decrease in average principal amount of debt outstanding and weighted average interest rate as a result of the decrease in SOFR.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $37.5 million and $63.7 million during the three months ended March 31, 2026 and 2025, from which we realized net gains (losses) totaling $(0.1) million and $0.8 million, respectively. We recognized gains on principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Sales, repayments or exits of investments	$37,494,618	$63,658,972
Net realized gains (losses) on investments:
Gross realized gains	$287,425	$1,120,230
Gross realized losses	(366,201)	(287,903)
Net realized gains (losses) on investments	$(78,776)	$832,327

The net realized gains (losses) on investments for the three months ended March 31, 2026 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
SPLAT Super HoldCo, LLC	$(185,362)
Other	106,586
Net realized gain (loss) on investments	$(78,776)

The net realized gains (losses) on investments for the three months ended March 31, 2025 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Wellful Inc.	$243,071
SailPoint Technologies Holdings Inc.	222,389
Commscope, LLC	148,826
S4T Holdings Corp.	110,733
Foundation Risk Partners, Corp.	99,992
Other	7,316
Net realized gain (loss) on investments	$832,327

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Unrealized appreciation	$688,092	$836,575
Unrealized depreciation	(19,045,947)	(9,123,935)
Net change in unrealized appreciation (depreciation) on investments	$(18,357,855)	$(8,287,360)

For the three months ended March 31, 2026, the net change in unrealized depreciation on investments was $18.4 million primarily driven by a net depreciation in loans and equity, compared to net change in unrealized depreciation on investments of $8.3 million for the three months ended March 31, 2025 primarily driven by a net depreciation in loans and equity.

The change in unrealized appreciation or depreciation on investments for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
Portfolio Company	2026	2025
Accession Risk Management Group, Inc.	$—	$(19,931)
AIT Worldwide Logistics Holdings, Inc.	(9,087)	(57,386)
Amplity Parent, Inc.	162,332	(1,037,906)
AmSpec Parent, LLC	(18,141)	(14,493)
Apex Group Treasury LLC	46,429	—
Apryse Software Corp	(269,130)	—
APT Opco, LLC	—	(47,927)
Asurion, LLC	—	(40,551)
Axiom Global Inc.	(175,671)	(827)
BCDI Meteor Acquisition, LLC	(63,062)	(78,075)
BCP V Everise Acquisition LLC	—	(332,145)
BCPE North Star US Holdco 2, Inc.	—	32,266
Blue River PetCare, L.L.C.	(5,034)	—
Bullhorn, Inc.	(123,298)	(13,580)
Burgess Point Purchaser Corporation	87,318	(37,263)
Cardinal Parent, Inc.	—	20,366
Celerion Buyer, Inc.	(124,575)	(24,835)

	Three Months Ended March 31,
Portfolio Company	2026	2025
Chromalloy Corporation	—	(4,198)
Commscope, LLC	(39,998)	(201,095)
Connect America.com, LLC	(2,143,811)	(441,910)
CoolSys, Inc.	(500,854)	(801,159)
Cornerstone Building Brands, Inc.	(326,896)	(386,493)
Cornerstone OnDemand, Inc.	(551,511)	(83,010)
Cotiviti, Inc.	48,291	—
CP Atlas Buyer, Inc.	(395,730)	(170,438)
CP Iris Holdco I, Inc.	(15,148)	—
Deerfield Dakota Holding, LLC	(162,937)	—
Denali Intermediate Holdings, Inc.	(183,260)	—
DexKo Global Inc.	(81,921)	(95,405)
DTI Holdco, Inc.	—	(56,123)
The Edelman Financial Engines Center, LLC	(16,157)	(15,251)
Ellucian Holdings Inc.	—	(26,014)
FINThrive Software Intermediate Holdings, Inc.	(615,632)	(1,790)
Flexera Software LLC	(90,476)	—
Foundation Risk Partners, Corp.	(12,181)	(281,308)
Golden State Foods LLC	(4,909)	—
Hexion Holdings Corporation	33,702	(83,398)
Hy Cite Enterprises, LLC	(39,115)	(69,885)
IMB Midco LLC	(2,660,347)	(1,488,397)
Innovative Xcessories Services LLC	(1,293)	—
Jackson Paper Manufacturing Company	56	84
KeyData Associates Inc.	—	(191,366)
Keystone Purchaser, LLC	14,879	(67,514)
LBM Acquisition, LLC	(50,661)	—
LSCS Holdings, Inc.	—	7,691
LSF12 Phoenix HoldCo, LLC	33,750	—
Mannington Mills, Inc.	(46,880)	17,393
Medallia, Inc.	(6,445,633)	(32,490)
MH Sub I, LLC	—	(171,038)
Milestone Technologies, Inc.	(174,158)	288,159
MIS Acquisition, LLC	—	196,206
MMS Bidco LLC	(73,603)	(27,804)
Montana Buyer Inc.	(49,153)	(9,733)
Nielsen Consumer Inc.	—	(88,983)
Northstar Group Services, Inc.	(34,760)	—
Offen, Inc	(73,849)	—
OID-OL Intermediate I, LLC	(137,496)	—
ONBE, Inc.	(19,621)	(7,431)
OneZero Financial Systems, LLC	(41,741)	5,905
Paradigm Parent, LLC	(167,783)	—
Park River Holdings, Inc.	(54,022)	—
Planview Parent, Inc.	(392,582)	—
Plaskolite PPC Intermediate II LLC	—	14,644
Project Alpha Intermediate Holding, Inc.	—	(66,017)
Project Cloud Holdings, LLC	—	(15,576)
RealTruck Group, Inc.	(605,425)	(87,796)
Renaissance Holding Corp.	(867,937)	—
RxB Holdings, Inc.	40,818	—
S4T Holdings Corp.	39,716	(85,212)
SailPoint Technologies Holdings Inc.	—	(230,289)
Spark DSO, LLC	—	(13,596)
Specialty Pharma III Inc.	6,290	—
SPLAT Super HoldCo, LLC	95,765	—
Steele Solutions, Inc.	—	253,861
Summer (BC) Bidco B LLC	(292,987)	(2,148)
Teneo Holdings LLC	—	(70,068)
The Ultimus Group Midco, LLC	(87,376)	(5,423)

	Three Months Ended March 31,
Portfolio Company	2026	2025
Valcour Packaging, LLC	(5,569)	(4,895)
Victra Holdings, LLC	12,840	(32,722)
VTC Buyer Corp.	65,906	—
Wash & Wax Holdings LLC	(15,911)	—
Wash & Wax Systems LLC	(759,930)	—
Wellful Inc.	(18,696)	(1,366,545)
Zips Car Wash, LLC	—	(636,496)
Net change in unrealized appreciation (depreciation) on investments	$(18,357,855)	$(8,287,360)

Net Increase (decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $(13.5) million and $0.4 million or $(1.49) and $0.03 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of shares of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of March 31, 2026, our asset coverage ratio was 177.7%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of March 31, 2026, we had $13.8 million in cash and cash equivalents on hand, plus $86.0 million and $20.0 million available to us under our borrowing facilities with SMBC and OUSH, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the short term and for the foreseeable future. However, as the impact of ongoing inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

There were no shares issued and proceeds received related to the placement of our common shares for the three months ended March 31, 2026.

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

The following table presents the share repurchases completed during the three months ended March 31, 2026:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 9, 2026	February 6, 2026	466,307	$20.81	466,307	— (1)
				466,307
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
				575,562
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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 4, 2026	March 5, 2026	March 19, 2026	$0.54	$4,784,311	10,517
			$0.54	$4,784,311	10,517

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
			$0.55	$5,938,647	21,994

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 177.7% and 188.6%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of March 31, 2026:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$214,000,000	$—	$214,000,000	$—	$—
OUSH Loan	—	—	—	—	—
Total	$214,000,000	$—	$214,000,000	$—	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2025:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$219,000,000	$—	$—	$219,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$219,000,000	$—	$—	$219,000,000	$—

The weighted average interest rate on the aggregate principal amount outstanding was 5.8% for the three months ended March 31, 2026 and 6.4% for the year ended December 31, 2025.

The ratio of total principal amount of debt outstanding to shareholders’ equity as of March 31, 2026 was 1.29:1.00 compared to 1.13:1.00 as of December 31, 2025.

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

On January 29, 2026, the Company terminated the A&R Revolving OCF II Loan and entered into an unsecured revolving loan agreement with OUSH, a subsidiary of the ultimate parent entity of the Adviser, whereby OUSH may advance amounts to the Company with a maximum outstanding of such OUSH Loan of $20.0 million and a maturity date with respect to each OUSH Loan of the day falling two years after the funding of such OUSH Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before OUSH is obligated to make a loan to the Company. The Revolving OUSH Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

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

We also entered into the Revolving Onex Loan with the Onex Entity, whereby the Onex Entity could advance amounts to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each Onex Loan of the day falling two years after the funding of such Onex Loan. On May 5, 2023, we terminated the Revolving Onex Loan and entered into the Revolving OCF II Loan, whereby OCF II may advance an Onex Loan II to us with a maximum aggregate outstanding principal amount of $80.0 million and a maturity date with respect to each OCF II Loan of the day falling two years after the funding of such OCF II Loan. We are required to meet certain criteria, including a leverage ratio threshold, before OCF II is obligated to make a loan to us. The Revolving OCF II Loan is intended to provide us with the ability to fund investments, pay related costs and expenses, and for general corporate purposes. Amounts drawn under the OCF II Loan will bear interest at SOFR plus a spread of 2.60%. On April 17, 2025, the Company approved and ratified the Company’s entry into an A&R Revolving OCF II Loan between the Company and OCF II. Under the A&R Revolving OCF II Loan, the applicable margin was decreased from 2.60% per annum to 1.65% per annum. On January 29, 2026, the Company terminated the A&R Revolving OCF II Loan and entered into an unsecured revolving loan agreement with OUSH, a subsidiary of the ultimate parent entity of the Adviser, whereby OUSH may advance amounts to the Company with a maximum outstanding of such OUSH Loan of $20.0 million and a maturity date with respect to each OUSH Loan of the day falling two years after the funding of such OUSH Loan. The Company is required to meet certain criteria, including a leverage ratio threshold, before OUSH is obligated to make a loan to the Company. The Revolving OUSH Loan is intended to provide the Company with the ability to fund investments, pay related costs and expenses, and general corporate purposes. Amounts drawn under an OUSH Loan will bear interest at SOFR plus a spread of 1.65%.

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

As of March 31, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	March 31, 2026	December 31, 2025
Unfunded delayed draw term loan commitments	$5,666,539	$4,193,437
Unfunded revolver obligations	11,801,457	13,074,543
	$17,467,996	$17,267,980

Recent Developments

On May 6, 2026, the Board declared a quarterly dividend of $0.53 per share for the Company’s shareholders of record as of May 12, 2026, payable on June 18, 2026.

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

Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio based on the nature of the security, the market for the security and other considerations including the financial performance and enterprise value of the portfolio company. Because of the inherent uncertainty of valuation, the Adviser determined values may differ significantly from the values that would have been used had a readily available market quotation existed for the investments, and the differences could be material.

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

Uncertainty with respect to the economic effects of interest rates, inflation, the conflicts in Ukraine, Iran, and the Middle East, as well as the political and social unrest in various countries such as Venezuela and in the Middle East and North Africa regions, the lingering effects of the COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2026 and December 31, 2025, 98% and 98%, respectively, of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2026 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$10,244,441	$6,420,000	$3,824,441
Up 200 Basis Points	6,829,627	4,280,000	2,549,627
Up 100 Basis Points	3,414,814	2,140,000	1,274,814
Down 100 Basis Points	(3,414,814)	(2,140,000)	(1,274,814)
Down 200 Basis Points	(6,827,127)	(4,280,000)	(2,547,127)
Down 300 Basis points	(9,767,630)	(6,420,000)	(3,347,630)

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended March 31, 2026, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.

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

The following table presents the share repurchases completed during the quarter ended March 31, 2026:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 9, 2026	February 6, 2026	466,307	$20.81	466,307	— (1)
				466,307
(1)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 25.66% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1

Revolving Loan Agreement, dated January 29, 2026, by and between Onex Direct Lending BDC Fund and Onex US Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2026).

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

ONEX DIRECT LENDING BDC FUND

May 8, 2026	By:	/s/ Ronnie Jaber
	Name:	Ronnie Jaber
	Title:	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)

May 8, 2026	By:	/s/ Albert Siu
	Name:	Albert Siu
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Controller)