Form 10-Q
period 2026-06-30
Onex Direct Lending BDC Fund
filed 2026-08-07
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The issuer had 8,438,260 common shares of beneficial interest, $0.001 par value per share, outstanding as of August 3, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
the elevated amount of shareholder repurchase requests and the potential impact on our asset base and liquidity;
•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment strategy;
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in Ukraine and Iran, as well as political and social unrest in various countries and in the Middle East and North Africa regions;
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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2026	December 31, 2025
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $323,273,856 and $438,839,857, respectively)	$287,774,870	$395,375,030
Cash and cash equivalents	9,727,106	9,776,258
Restricted cash	623,791	1,976,387
Interest and other receivables	7,811,687	3,593,687
Receivable for investments sold	6,476,451	4,852,353
Deferred financing costs (net of $929,096 and $664,684 in amortized expenses, respectively)	1,738,404	2,002,816
Prepaid expenses	109,956	271,099
Total Assets	314,262,265	417,847,630
Liabilities:
Credit facility (Note 5)	162,000,000	219,000,000
Payable for investments purchased	2,363,082	—
Management fee payable (Note 3)	456,709	613,484
Administration fee payable (Note 3)	650,562	918,514
Interest payable	1,982,189	2,392,591
Accrued expenses and other liabilities	711,858	821,253
Total Liabilities	168,164,400	223,745,842
Commitments and Contingencies (Note 10)	—	—
Net Assets	$146,097,865	$194,101,788
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 8,438,260 and 9,326,142 shares issued and outstanding, respectively)	$8,438	$9,326
Additional paid-in capital	221,867,319	239,453,143
Accumulated distributable earnings (losses)	(75,777,892)	(45,360,681)
Net Assets	$146,097,865	$194,101,788
Net Asset Value Per Share	$17.31	$20.81

The accompanying notes are an integral part of these consolidated financial statements.

f

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$7,435,598	$11,912,035	$16,598,975	$24,921,783
Payment-in-kind interest income	929,213	645,162	1,373,879	1,505,068
Dividend income	—	—	—	103,602
Other income	149,447	395,268	150,836	400,581
Total Investment Income	8,514,258	12,952,465	18,123,690	26,931,034
Expenses:
Management fee	456,709	725,870	971,016	1,491,611
Incentive fee	—	744,133	—	878,959
Administration fee	275,364	219,257	481,880	560,155
Professional fees	290,620	295,102	640,267	581,463
Trustees’ fees	43,000	43,000	89,902	89,431
Interest and credit facility expense	3,036,501	4,246,926	6,396,151	8,562,110
Other general and administrative expense	155,823	189,277	377,577	419,662
Total Expenses before Excise Tax	4,258,017	6,463,565	8,956,793	12,583,391
Net Investment Income (Loss) before Excise Tax	4,256,241	6,488,900	9,166,897	14,347,643
Excise tax expense (benefit)	—	—	(48,975)	23,111
Net Investment Income (Loss) after Excise Tax	4,256,241	6,488,900	9,215,872	14,324,532
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	(38,269,615)	(1,004,192)	(38,348,391)	(171,865)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	26,323,696	(4,032,796)	7,965,841	(12,320,156)
Net realized and unrealized gain (loss)	(11,945,919)	(5,036,988)	(30,382,550)	(12,492,021)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(7,689,678)	$1,451,912	$(21,166,678)	$1,832,511
Net investment income (loss) per common share —Basic and Diluted	$0.49	$0.62	$1.04	$1.33
Net increase (decrease) in net assets resulting from operations per common share—Basic and Diluted	$(0.89)	$0.14	$(2.39)	$0.17
Weighted Average Common Shares Outstanding—Basic and Diluted (Note 7)	8,626,103	10,531,607	8,844,863	10,792,438

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares
Three Months Ended June 30, 2026	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of March 31, 2026	8,870,352	$8,871	$229,968,600	$(63,621,992)	$166,355,479
Net investment income (loss)	—	—	—	4,256,241	4,256,241
Net realized gain (loss) on investments	—	—	—	(38,269,615)	(38,269,615)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	26,323,696	26,323,696
Issuance of common shares	—	—	—	—	—
Redemption of common shares	(443,518)	(444)	(8,315,519)	—	(8,315,963)
Distributions to shareholders	—	—	—	(4,466,222)	(4,466,222)
Shares issued in connection with dividend reinvestment plan	11,426	11	214,238	—	214,249
Balance as of June 30, 2026	8,438,260	$8,438	$221,867,319	$(75,777,892)	$146,097,865

	Common Shares
Three Months Ended June 30, 2025	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of March 31, 2025	10,819,533	$10,820	$271,739,527	$(24,209,511)	$247,540,836
Net investment income (loss)	—	—	—	6,488,900	6,488,900
Net realized gain (loss) on investments	—	—	—	(1,004,192)	(1,004,192)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(4,032,796)	(4,032,796)
Issuance of common shares	4,371	4	99,996	—	100,000
Redemption of common shares	(540,977)	(541)	(12,377,013)	—	(12,377,554)
Distributions to shareholders	—	—	—	(5,552,780)	(5,552,780)
Shares issued in connection with dividend reinvestment plan	12,458	12	285,031	—	285,043
Balance as of June 30, 2025	10,295,385	$10,295	$259,747,541	$(28,310,379)	$231,447,457

	Common Shares
Six Months Ended June 30, 2026	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2025	9,326,142	$9,326	$239,453,143	$(45,360,681)	$194,101,788
Net investment income (loss)	—	—	—	9,215,872	9,215,872
Net realized gain (loss) on investments	—	—	—	(38,348,391)	(38,348,391)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	7,965,841	7,965,841
Issuance of common shares	—	—	—	—	—
Redemption of common shares	(909,825)	(910)	(18,018,902)	—	(18,019,812)
Distributions to shareholders	—	—	—	(9,250,533)	(9,250,533)
Shares issued in connection with dividend reinvestment plan	21,943	22	433,078	—	433,100
Balance as of June 30, 2026	8,438,260	$8,438	$221,867,319	$(75,777,892)	$146,097,865

	Common Shares
Six Months Ended June 30, 2025	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	11,221,763	$11,223	$281,147,301	$(18,651,463)	$262,507,061
Net investment income (loss)	—	—	—	14,324,532	14,324,532
Net realized gain (loss) on investments	—	—	—	(171,865)	(171,865)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(12,320,156)	(12,320,156)
Issuance of common shares	155,709	155	3,639,648	—	3,639,803
Redemption of common shares	(1,116,539)	(1,117)	(25,838,830)	—	(25,839,947)
Distributions to shareholders	—	—	—	(11,491,427)	(11,491,427)
Shares issued in connection with dividend reinvestment plan	34,452	34	799,422	—	799,456
Balance as of June 30, 2025	10,295,385	$10,295	$259,747,541	$(28,310,379)	$231,447,457

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(21,166,678)	$1,832,511
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	38,348,391	171,865
Net change in unrealized (appreciation) depreciation on investments	(7,965,841)	12,320,156
Net accretion of discount on investments	(973,193)	(1,647,587)
Amortization of deferred financing costs	264,412	264,413
Payment-in-kind interest income	(1,373,879)	(1,505,068)
Purchases and drawdowns of investments	(25,150,454)	(119,825,357)
Sales and repayments of investments	104,715,136	160,307,311
(Increase) decrease in operating assets:
Interest and other receivables	(4,218,000)	4,166,218
Receivable for investments sold	(1,624,098)	(2,501,597)
Prefunded purchases of investments	—	(4,274,887)
Prepaid expenses	161,143	157,575
Increase (decrease) in operating liabilities:
Management fee payable	(156,775)	(104,746)
Incentive fee payable	—	(293,105)
Administration fee payable	(267,952)	(388,481)
Interest payable	(410,402)	(1,134,509)
Payable for investments purchased	2,363,082	(23,882,968)
Accrued expenses and other liabilities	(109,395)	(2,841,116)
Net cash provided by (used in) operating activities	82,435,497	20,820,628
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	—	3,639,803
Redemption of common shares	(18,019,812)	(25,839,947)
Distributions to shareholders	(8,817,433)	(10,691,971)
Borrowings on credit facility	23,000,000	111,000,000
Payments on credit facility	(80,000,000)	(101,000,000)
Net cash provided by (used in) financing activities	(83,837,245)	(22,892,115)
Net increase (decrease) in cash and cash equivalents	(1,401,748)	(2,071,487)
Cash and cash equivalents and restricted cash, beginning of period	11,752,645	24,299,183
Cash and cash equivalents and restricted cash, end of period	$10,350,897	$22,227,696

Supplemental and Non-Cash Information
Cash paid for interest	$6,542,140	$9,432,206
Reinvestments of distributions	433,100	799,456
Non-cash restructuring of portfolio investment	15,403,109	8,712,599

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$9,727,106	$21,210,038
Restricted cash	623,791	1,017,658
Total cash and cash equivalents and restricted cash	$10,350,897	$22,227,696

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

June 30, 2026

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
Non-controlled/non-affiliated Investments
Debt Investments
Automotive
Burgess Point Purchaser Corporation	First Lien Term Loan	3M SOFR + 5.25%	0.50%	9.01%	11/5/2024	7/25/2029	4,898,336	$4,699,838	$4,521,336	3.1%	(5) (12)
DexKo Global Inc.	First Lien Term Loan	3M SOFR + 4.50%	0.50%	8.16%	2/10/2025	10/4/2031	3,166,323	3,088,484	3,075,862	2.1%	(5) (12)
RealTruck Group, Inc.	First Lien Term Loan	3M SOFR + 5.75%	0.75%	9.39%	4/27/2026	1/29/2031	939,665	939,665	963,321	0.7%	(12)
RealTruck Group, Inc.	First Lien Term Loan B	3M SOFR + 6.00%	0.75%	9.90%	4/23/2026	1/29/2031	6,788,413	3,796,289	4,280,977	2.9%	(5) (12)
Total Automotive								12,524,276	12,841,496	8.8%
Business Services
Axiom Global Inc.	First Lien Term Loan	3M SOFR + 4.75%	0.75%	8.51%	8/1/2024	10/2/2028	14,700,000	14,619,581	14,188,439	9.7%	(5)
CoolSys, Inc.	First Lien Term Loan	3M SOFR + 6.00%	0.75%	9.69% (3.50% PIK)	5/1/2024	2/11/2030	9,131,481	9,075,343	7,073,245	4.8%	(5) (9) (12)
Denali Intermediate Holdings, Inc.	First Lien Term Loan	1M SOFR + 5.50%	0.75%	9.15%	8/26/2025	8/26/2032	6,330,773	6,276,296	5,838,872	4.0%	(5)
Denali Intermediate Holdings, Inc.	First Lien Revolver	1M SOFR + 5.50%	0.75%	9.12%	8/26/2025	8/26/2032	114,527	108,933	65,089	0.0%	(7) (8) (13)
Milestone Technologies, Inc.	First Lien Term Loan	3M SOFR + 5.00%	1.00%	8.73%	8/22/2025	8/22/2031	5,774,030	5,730,914	5,619,864	3.8%	(5)
Milestone Technologies, Inc.	First Lien Delayed Draw Term Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	—	(23,017)	0.0%	(7) (8) (13)
Milestone Technologies, Inc.	First Lien Revolver	3M SOFR + 5.00%	1.00%	8.73%	8/22/2025	8/22/2031	336,207	335,404	318,944	0.2%	(7) (8) (13)
Montana Buyer Inc.	First Lien Term Loan	1M SOFR + 4.75%	0.75%	8.39%	7/22/2022	7/22/2029	8,789,481	8,697,264	8,711,255	6.0%	(5)
Montana Buyer Inc.	First Lien Revolver	FFR + 3.75%	0.75%	—	7/22/2022	7/22/2028	—	(7,050)	(9,152)	0.0%	(7) (8) (11) 13)
ONBE, Inc.	First Lien Term Loan	1M SOFR + 5.25%	—	8.89%	7/25/2024	7/25/2031	4,925,000	4,846,282	4,857,035	3.3%	(5)
Renaissance Holding Corp.	First Lien Term Loan	1M SOFR + 4.00%	0.50%	7.66%	6/11/2025	4/5/2030	5,517,881	5,087,398	4,398,800	3.0%	(5) (12)
The Ultimus Group Midco, LLC	First Lien Term Loan	3M SOFR + 4.50%	0.75%	8.23%	7/1/2025	7/1/2032	4,309,173	4,270,742	4,165,247	2.9%	(5)
The Ultimus Group Midco, LLC	First Lien Delayed Draw Term Loan	3M SOFR + 4.50%	0.75%	—	7/1/2025	7/1/2032	—	(6,189)	(48,217)	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	First Lien Revolver	3M SOFR + 4.50%	0.75%	—	7/1/2025	7/1/2032	—	(4,641)	(18,081)	0.0%	(7) (8) (11) (13)
Total Business Services								59,030,277	55,138,323	37.7%
Construction & Building
Cornerstone Building Brands, Inc.	First Lien Term Loan	3M SOFR + 3.25%	—	7.01%	3/7/2025	4/12/2028	1,458,631	1,375,882	897,058	0.6%	(5) (12)
CP Atlas Buyer, Inc.	First Lien Term Loan	1M SOFR + 5.25%	—	8.89%	7/1/2025	7/8/2030	8,436,250	8,150,878	7,440,309	5.1%	(5) (12)
Mission Critical Group, LLC	First Lien Term Loan	3M SOFR + 5.25%	1.00%	8.93%	4/2/2026	10/1/2030	5,729,890	5,675,514	5,672,591	3.9%	(5)
Mission Critical Group, LLC	First Lien Delayed Draw Term Loan	3M SOFR + 5.25%	1.00%	—	4/2/2026	10/1/2030	—	(4,353)	(9,214)	0.0%	(7) (8) (11) (13)
Mission Critical Group, LLC	First Lien Revolver	3M SOFR + 5.25%	1.00%	—	4/2/2026	10/1/2030	—	(3,024)	(3,199)	0.0%	(7) (8) (11) (13)
Total Construction & Building								15,194,897	13,997,545	9.6%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	First Lien Term Loan	3M SOFR + 7.00%	1.00%	10.77%	12/29/2022	6/29/2028	23,625,000	23,368,335	23,450,174	16.1%	(5)
Total Consumer Goods: Durable								23,368,335	23,450,174	16.1%
Consumer Goods: Non-durable

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
Connect America.com, LLC	First Lien Term Loan	3M SOFR + 2.75%	1.75%	10.48% (4.00% PIK)	10/11/2024	10/11/2029	5,114,175	5,114,175	4,301,532	2.9%	(5)
Wellful Inc.	First Lien Term Loan	3M SOFR + 5.00%	1.00%	8.99%	12/31/2024	4/19/2030	4,478,362	4,478,362	4,478,362	3.1%	(5) (12)
Total Consumer Goods: Non-durable								9,592,537	8,779,894	6.0%
Consumer Services
Wash & Wax Holdings LLC	First Lien Subordinated Term Loan	12%	—	12.00% PIK	4/30/2025	7/30/2028	2,483,962	2,483,962	2,363,241	1.6%
Wash & Wax Systems LLC	First Lien Term Loan	3M SOFR + 5.50%	1.00%	9.16%	4/30/2025	4/30/2028	3,512,053	3,512,053	3,416,876	2.3%	(5)
Wash & Wax Systems LLC	First Lien Revolver	3M SOFR + 5.50%	1.00%	9.20%	4/30/2025	4/30/2028	143,966	143,966	138,114	0.1%	(7) (8) (13)
Total Consumer Services								6,139,981	5,918,231	4.1%
Containers, Packaging & Glass
Valcour Packaging, LLC	First Lien Term Loan	1M SOFR + 5.25%	1.00%	8.89%	10/17/2024	10/4/2028	1,234,521	1,224,346	1,235,910	0.8%	(12)
Total Containers, Packaging & Glass								1,224,346	1,235,910	0.8%
Financial Services
Deerfield Dakota Holding, LLC	First Lien Term Loan	3M SOFR + 3.00%	0.75%	9.48% (2.75% PIK)	9/12/2025	9/13/2032	8,136,539	8,065,796	7,973,809	5.5%	(5) (12)
Deerfield Dakota Holding, LLC	First Lien Revolver	1M SOFR + 5.25%	—	8.90%	9/12/2025	9/13/2032	275,000	268,356	260,000	0.2%	(7) (8) (12) (13)
OneZero Financial Systems, LLC	First Lien Term Loan	3M SOFR + 4.75%	0.75%	8.41%	10/7/2024	10/7/2031	1,899,038	1,884,652	1,885,555	1.3%	(5)
OneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	8.41%	10/7/2024	10/7/2031	133,678	132,341	131,299	0.1%	(7) (8) (13)
OneZero Financial Systems, LLC	First Lien Revolver	3M SOFR + 5.00%	0.75%	—	10/7/2024	10/7/2031	—	(1,809)	(1,707)	0.0%	(7) (8) (11) (13)
Total Financial Services								10,349,336	10,248,956	7.0%
Forest Products & Paper
Jackson Paper Manufacturing Company	First Lien Term Loan	1M SOFR + 6.25%	1.00%	9.97%	10/1/2021	8/26/2028	6,666,312	6,658,167	6,616,315	4.5%	(5)
Jackson Paper Manufacturing Company	First Lien Revolver	1M SOFR + 6.25%	1.00%	—	10/1/2021	8/26/2028	—	(587)	(6,250)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								6,657,580	6,610,065	4.5%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	First Lien Term Loan	3M SOFR + 6.50%	1.00%	10.33% PIK	4/20/2026	3/31/2029	6,059,503	4,409,729	3,313,942	2.3%
Blue River PetCare, L.L.C.	First Lien Term Loan	1M SOFR + 5.00%	—	8.64%	2/12/2026	8/1/2029	247,380	247,380	247,380	0.2%	(5)
Blue River PetCare, L.L.C.	First Lien Revolver	1M SOFR + 5.00%	—	—	2/12/2026	8/1/2029	—	(1,545)	(590)	0.0%	(7) (8) (11) (13)
Blue River PetCare, L.L.C.	First Lien Delayed Draw Term Loan	1M SOFR + 5.00%	—	—	2/12/2026	8/1/2029	—	(4,169)	(3,239)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	First Lien Term Loan	6M SOFR + 5.38%	1.00%	9.04%	6/30/2022	6/30/2029	24,071,669	23,939,323	22,906,600	15.7%	(5)
Paradigm Parent, LLC	First Lien Term Loan	3M SOFR + 4.50%	—	8.23%	7/24/2025	4/16/2032	2,977,500	2,709,768	2,564,387	1.8%	(5) (12)
RxB Holdings, Inc.	First Lien Term Loan	1M SOFR + 5.00%	—	8.64%	12/19/2025	12/23/2030	4,471,875	4,390,261	4,466,308	3.1%	(12)
Specialty Pharma III Inc.	First Lien Term Loan	3M SOFR + 4.75%	0.50%	8.44%	12/23/2025	12/23/2032	8,857,143	8,817,257	8,857,143	6.1%	(5)
Specialty Pharma III Inc.	First Lien Revolver	3M SOFR + 4.75%	0.50%	8.41%	12/23/2025	12/23/2032	142,857	137,567	142,857	0.1%	(7) (8) (13)
Summit Behavioral Healthcare, LLC	First Lien Term Loan	3M SOFR + 5.75%	0.75%	9.48%	5/19/2026	12/31/2029	2,000,000	1,975,335	2,006,250	1.4%	(12)
Total Healthcare & Pharmaceuticals								46,620,906	44,501,038	30.5%
High Tech Industries
Apryse Software Corp.	First Lien Term Loan	3M SOFR + 4.50%	—	8.24%	6/25/2025	6/26/2032	14,775,510	14,644,010	14,175,623	9.7%	(5)
Apryse Software Corp.	First Lien Revolver	3M SOFR + 4.50%	—	8.24%	6/25/2025	6/26/2032	718,367	707,894	668,653	0.5%	(7) (8) (13)
Bullhorn, Inc.	First Lien Term Loan	1M SOFR + 5.00%	1.00%	8.64%	11/10/2021	10/1/2029	14,678,370	14,678,370	14,116,187	9.7%	(5) (10)
Cornerstone OnDemand, Inc.	First Lien Term Loan	1M SOFR + 3.75%	0.50%	7.51%	6/4/2024	10/16/2028	2,893,187	2,821,401	1,855,980	1.3%	(5) (12)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
FINThrive Software Intermediate Holdings, Inc.	First Lien Term Loan A	3M SOFR + 5.25%	—	8.95%	3/7/2025	12/15/2028	1,970,000	1,980,228	1,004,700	0.7%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	First Lien Term Loan B	3M SOFR + 4.00%	—	7.70%	1/13/2025	12/15/2028	3,940,000	3,855,042	2,013,340	1.4%	(5) (12)
Flexera Software LLC	First Lien Term Loan	3M SOFR + 4.50%	0.50%	8.15%	12/29/2025	8/16/2032	3,799,527	3,791,878	3,499,365	2.4%	(5)
Flexera Software LLC	First Lien Amendment No. 1 Term Loan	3M SOFR + 4.50%	0.50%	8.15%	8/15/2025	8/16/2032	804,817	799,374	741,237	0.5%	(5)
Flexera Software LLC	First Lien Revolver	3M SOFR + 4.50%	0.50%	—	8/15/2025	8/16/2032	—	—	(17,033)	0.0%	(7) (8) (13)
Medallia, Inc.	First Lien Term Loan	6M SOFR + 6.00%	0.75%	9.97% (4.00% PIK)	10/29/2021	10/29/2028	27,420,073	27,239,066	10,696,571	7.3%	(5) (16)
OID-OL Intermediate I, LLC	First Lien Term Loan	3M SOFR + 6.00%	—	9.66%	6/11/2025	2/1/2029	4,000,000	4,098,118	3,890,000	2.7%	(5) (12)
Planview Parent, Inc.	First Lien Term Loan	3M SOFR + 3.50%	—	7.23%	9/2/2025	12/17/2027	1,856,108	1,836,939	1,605,014	1.1%	(5) (12)
Total High Tech Industries								76,452,320	54,249,637	37.1%
Insurance
Foundation Risk Partners, Corp.	First Lien Term Loan	3M SOFR + 4.75%	0.75%	8.48%	3/8/2023	10/29/2030	3,916,639	3,855,086	3,897,056	2.7%	(5)
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	8.48%	3/8/2023	10/29/2030	4,627,372	4,589,108	4,604,235	3.2%	(5)
Total Insurance								8,444,194	8,501,291	5.8%
Oil & Gas
FR BR Holdings, L.L.C.	First Lien Term Loan	3M SOFR + 4.25%	—	7.98%	6/18/2026	10/9/2030	2,286,478	2,295,052	2,292,194	1.6%	(12)
Total Oil & Gas								2,295,052	2,292,194	1.6%
Transportation: Cargo
Keystone Purchaser, LLC	First Lien Term Loan	3M SOFR + 5.75%	1.00%	9.74%	2/1/2022	5/7/2027	20,546,854	20,382,308	20,304,400	13.9%	(5)
Offen, Inc	First Lien Term Loan	1M SOFR + 5.00%	0.75%	8.64%	7/18/2025	7/22/2030	6,820,000	6,765,395	6,711,562	4.6%	(5)
Offen, Inc	First Lien Revolver	1M SOFR + 5.00%	0.75%	—	7/18/2025	7/23/2029	—	(9,068)	(17,667)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	First Lien Term Loan	3M SOFR + 5.25%	1.00%	8.92%	7/15/2025	7/15/2031	5,407,255	5,337,457	5,362,375	3.7%	(5)
VTC Buyer Corp.	First Lien Revolver	3M SOFR + 5.25%	1.00%	8.91%	7/15/2025	7/15/2031	586,207	564,488	571,897	0.4%	(7) (8) (13)
VTC Buyer Corp.	First Lien Designated Delayed Draw Term Loan	3M SOFR + 5.25%	1.00%	8.90%	7/15/2025	7/15/2031	2,768,398	2,750,955	2,745,421	1.9%	(7) (8)
VTC Buyer Corp.	First Lien Future Expansion Delayed Draw Term Loan	3M SOFR + 5.25%	1.00%	8.91%	7/15/2025	7/15/2031	736,689	724,247	720,342	0.5%	(7) (8) (13)
Total Transportation: Cargo								36,515,782	36,398,330	24.9%
Total Non-controlled/non-affiliated Debt Investments								$314,409,819	$284,163,084	194.5%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,421,400	1.0%	(15)
Total Business Services								1,500,000	1,421,400	1.0%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	—	0.0%	(14) (15)
Total Consumer Goods: Non-durable								3,131,511	—	0.0%
Consumer Services
Wash & Wax Holdings LLC	Class A Common Share				4/30/2025	N/A	1,440	3,309,552	—	0.0%	(6) (15)
Total Consumer Services								3,309,552	—	0.0%
Healthcare & Pharmaceuticals
Amplity Topco, LLC	Preferred Class A Units				4/20/2026	N/A	5,850,000	—	911,957	0.6%	(6) (15)
Total Healthcare & Pharmaceuticals								—	911,957	0.6%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	548,226	0.4%	(15)
Total Sovereign & Public Finance								200,000	548,226	0.4%
Transportation: Cargo
Mascarene VTC Investment Holdings LLC	Class A-1 Equity				7/8/2025	N/A	722,974	722,974	730,203	0.5%	(6) (15)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
Total Transportation: Cargo								722,974	730,203	0.5%
Total Non-controlled/non-affiliated Equity Investments								$8,864,037	$3,611,786	2.5%
Total Non-controlled/non-affiliated Investments								$323,273,856	287,774,870	197.0%
Total Investments								$323,273,856	$287,774,870	197.0%
Liabilities in Excess of Other Assets									(141,677,005)	-97.0%
Total Net Assets									$146,097,865	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of June 30, 2026, the 1-Month SOFR or “1M SOFR” was 3.65%, the 3-Month SOFR or “3M SOFR” was 3.73%, the 6-Month SOFR or “6M SOFR” was 3.85%, and the Federal Funds Rate or “FFR” was 3.75%.
(3)
The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, using the effective interest method plus paid in-kind interest, if any.
(4)
Unless otherwise noted, the fair value of the Company’s investments is determined using significant unobservable inputs (classified as Level 3 within the fair value hierarchy) by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of trustees (the “Board”). Although the Board designated the Adviser as “valuation designee,” the Board ultimately is responsible for fair value determinations under the 1940 Act. (See Note 2 to the consolidated financial statements).
(5)
Security, or a portion thereof, is held through Onex Direct Lending BDC SPV, LLC, a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the Sumitomo Mitsui Banking Corporation (“SMBC”) debt facility and are not available to creditors of the Company.
(6)
Security is held through Onex Direct Lending BDC Blocker LLC, a wholly-owned blocker subsidiary.
(7)
The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated.
(8)
The undrawn portion of these committed revolvers and delayed draw term loans are subject to a commitment and/or unused fee.
(9)
The stated interest rate represents the weighted average interest rate of all contracts.
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.5% of total assets as of June 30, 2026.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of June 30, 2026, the Company had the following commitments to fund various revolving and/or delayed draw term loans or equity. Such commitments are subject to certain conditions set forth in the documents governing these loans or equity and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Apryse Software Corp.	Revolver	$1,224,490	$718,367	$—	$506,123
Blue River PetCare, L.L.C.	Delayed Draw Term Loan	1,905,000	—	—	1,905,000
Blue River PetCare, L.L.C.	Revolver	347,000	—	—	347,000
Deerfield Dakota Holding, LLC	Revolver	750,000	275,000	—	475,000
Denali Intermediate Holdings, Inc.	Revolver	636,259	114,527	—	521,732
Flexera Software LLC	Revolver	215,611	—	—	215,611
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	500,015	833,318
Milestone Technologies, Inc.	Revolver	646,552	336,207	—	310,345
Milestone Technologies Inc.	Delayed Draw Term Loan	862,069	—	—	862,069
Mission Critical Group, LLC	Delayed Draw Term Loan	921,389	—	—	921,389
Mission Critical Group, LLC	Revolver	319,927	—	—	319,927
Montana Buyer Inc.	Revolver	2,450,000	—	1,421,647	1,028,353
Offen, Inc	Revolver	1,111,111	—	—	1,111,111
OneZero Financial Systems, LLC	Delayed Draw Term Loan	336,538	135,096	—	201,442
OneZero Financial Systems, LLC	Revolver	240,385	—	—	240,385
Specialty Pharma III Inc.	Revolver	1,142,857	142,857	—	1,000,000
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1,443,609	—	—	1,443,609
The Ultimus Group Midco, LLC	Revolver	541,353	—	—	541,353
Wash & Wax Systems LLC	Revolver	215,949	143,966	—	71,983
VTC Buyer Corp.	Revolver	1,724,138	586,207	—	1,137,931
VTC Buyer Corp.	Delayed Draw Term Loan	1,988,363	755,578	—	1,232,785
		$20,355,933	$3,207,805	$1,921,662	$15,226,466
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Investment is non-income producing.
(16)
Loan was on non-accrual status as of June 30, 2026.
(17)
Totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Non-controlled/non-affiliated Investments
Debt Investments
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.19%	11/25/2024	7/25/2029	4,923,716	$4,696,356	$4,206,281	2.2%	(5) (12)
DexKo Global Inc.	Closing Date Dollar Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	7.58%	2/10/2025	10/4/2028	5,099,640	4,896,619	5,072,535	2.6%	(5) (12)
Innovative Xcessories Services LLC	Term Loan B	1M SOFR + 5.50%	1.00%	9.22%	8/15/2025	9/5/2029	995,000	976,670	995,209	0.5%	(5) (12)
RealTruck Group, Inc.	Second Amendment Incremental Term Loan	1M SOFR + 5.00%	0.75%	8.83%	3/7/2025	1/31/2028	6,805,730	6,781,272	5,328,887	2.7%	(5) (12)
Total Automotive								17,350,917	15,602,912	8.0%
Beverage, Food & Tobacco
Golden State Foods LLC	Initial Term Loan	3M SOFR + 4.00%	—	7.67%	9/16/2025	12/4/2031	497,481	496,303	501,212	0.3%	(5) (12)
SPLAT Super HoldCo, LLC	Initial Term Loan	1M SOFR + 5.00%	—	8.72%	8/4/2025	7/2/2032	2,397,772	2,351,962	2,259,900	1.2%	(5) (12)
SPLAT Super HoldCo, LLC	Delayed Draw Term Loan	1M SOFR + 5.00%	—	—	8/4/2025	7/2/2032	—	(2,175)	(5,878)	0.0%	(7) (8) (11) (12) (13)
Total Beverage, Food & Tobacco								2,846,090	2,755,234	1.4%
Business Services
AmSpec Parent, LLC	Term Loan	3M SOFR + 3.50%	—	7.17%	6/23/2025	12/22/2031	1,990,400	1,982,211	2,000,352	1.0%	(5) (12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.44%	8/1/2024	10/2/2028	14,775,000	14,672,233	14,627,249	7.5%	(5)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	0.75%	8.78%	5/1/2024	8/11/2028	8,931,638	8,872,023	8,027,309	4.1%	(5) (9) (12)
Denali Intermediate Holdings, Inc.	Initial Term Loan	1M SOFR + 5.50%	0.75%	9.23%	8/26/2025	8/26/2032	6,362,586	6,302,303	6,309,140	3.3%	(5)
Denali Intermediate Holdings, Inc.	Revolving Credit Loan	1M SOFR + 5.50%	0.75%	—	8/26/2025	8/26/2032	—	(6,044)	(5,345)	0.0%	(7) (8) (11) 13)
Milestone Technologies, Inc.	Term Loan	3M SOFR + 5.00%	1.00%	8.67%	8/22/2025	8/22/2031	5,976,401	5,925,535	5,931,578	3.1%	(5)
Milestone Technologies, Inc.	Delayed Draw Term Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	—	(6,466)	0.0%	(7) (8) (11) (13)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	(880)	(4,849)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 4.75%	0.75%	8.47%	7/22/2022	7/22/2029	8,835,023	8,728,543	8,835,023	4.6%	(5)
Montana Buyer Inc.	Revolving Loan	PRIME + 4.00%	0.75%	—	7/22/2022	7/22/2028	—	(8,749)	—	0.0%	(7) (8) (11) 13)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.22%	7/25/2024	7/25/2031	4,950,000	4,864,693	4,869,315	2.5%	(5)
Renaissance Holding Corp.	2024-2 Term Loan (First Lien)	3M SOFR + 4.00%	0.50%	7.72%	6/11/2025	4/5/2030	6,091,633	5,568,209	5,337,458	2.7%	(5) (12)
The Ultimus Group Midco, LLC	Initial Term Loan	3M SOFR + 4.75%	0.75%	8.42%	7/1/2025	7/1/2032	4,330,827	4,288,397	4,302,244	2.2%	(5)
The Ultimus Group Midco, LLC	Initial Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(6,704)	(9,528)	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	Revolving Credit Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(5,024)	(3,573)	0.0%	(7) (8) (11) (13)
Total Business Services								61,176,746	60,209,907	31.0%
Chemicals
CP Iris Holdco I, Inc.	Delayed Draw Term Loan (First Lien)	1M SOFR + 4.00%	—	—	10/17/2025	10/27/2032	—	—	(1,236)	0.0%	(7) (8) (11) (12) (13)
CP Iris Holdco I, Inc.	Initial Term Loan (First Lien)	1M SOFR + 4.00%	—	7.72%	10/17/2025	10/27/2032	2,670,330	2,643,932	2,660,316	1.4%	(5) (12)
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	7.73%	12/19/2024	3/15/2029	2,687,558	2,677,347	2,598,775	1.3%	(5) (12)
Total Chemicals								5,321,279	5,257,855	2.7%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Construction & Building
Cornerstone Building Brands, Inc.	Tranche B Term Loan	1M SOFR + 3.25%	—	7.10%	3/7/2025	4/12/2028	1,466,329	1,362,026	1,156,200	0.6%	(5) (12)
CP Atlas Buyer, Inc.	Term Loan B	1M SOFR + 5.25%	—	8.97%	7/1/2025	7/8/2030	8,478,750	8,161,781	8,224,388	4.2%	(5) (12)
LBM Acquisition, LLC	Amendment No. 4 Refinancing Term Loan (First Lien)	1M SOFR + 5.00%	0.75%	8.73%	8/20/2025	6/6/2031	2,992,500	2,945,400	2,996,061	1.5%	(5) (12)
Mannington Mills, Inc.	Term Loan B	3M SOFR + 4.75%	—	8.42%	3/10/2025	3/25/2032	4,446,010	4,399,071	4,423,780	2.3%	(5) (12)
Park River Holdings, Inc.	2025 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.49%	9/25/2025	3/15/2031	2,500,000	2,463,816	2,517,838	1.3%	(5) (12)
Total Construction & Building								19,332,094	19,318,267	10.0%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	10.77%	12/29/2022	6/29/2028	23,937,500	23,616,720	23,674,187	12.2%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	12.14%	11/12/2021	11/10/2026	17,507,848	17,406,373	17,507,848	9.0%	(5)
Total Consumer Goods: Durable								41,023,093	41,182,035	21.2%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.75%	1.75%	9.42%	10/11/2024	10/11/2029	4,962,500	4,962,500	4,950,094	2.6%	(5)
Wellful Inc.	Tranche A Term Loan	1M SOFR + 5.00%	1.00%	8.83%	12/31/2024	4/19/2030	7,478,362	7,478,362	7,403,578	3.8%	(5) (12)
Total Consumer Goods: Non-durable								12,440,862	12,353,672	6.4%
Consumer Services
Wash & Wax Holdings LLC	HoldCo Term Loan	12.00%	—	12.00% PIK	4/30/2025	7/30/2028	2,340,615	2,340,615	2,340,615	1.2%
Wash & Wax Systems LLC	Initial Term Loan	3M SOFR + 5.50%	1.00%	9.34%	4/30/2025	4/30/2028	3,369,503	3,369,503	3,369,503	1.7%	(5)
Wash & Wax Systems LLC	Revolving Loan	3M SOFR + 5.50%	1.00%	9.28%	4/30/2025	4/30/2028	143,966	143,966	143,966	0.1%	(7) (8) (13)
Total Consumer Services								5,854,084	5,854,084	3.0%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	1M SOFR + 5.25%	1.00%	8.99%	10/17/2024	10/4/2028	234,521	236,673	237,258	0.1%	(12)
Total Containers, Packaging & Glass								236,673	237,258	0.1%
Environmental Industries
Northstar Group Services, Inc.	Term B Loan (2024)	3M SOFR + 4.75%	0.50%	8.59%	5/27/2025	5/31/2030	2,481,108	2,469,993	2,504,753	1.3%	(5) (12)
Total Environmental Industries								2,469,993	2,504,753	1.3%
Financial Services
Deerfield Dakota Holding, LLC	Initial Term Loan	3M SOFR + 3.00%	0.75%	9.42% (2.75% PIK)	9/12/2025	9/13/2032	8,067,222	7,990,666	7,986,550	4.1%	(5) (12)
Deerfield Dakota Holding, LLC	Initial Revolving Credit	3M SOFR + 3.00%	0.75%	—	9/12/2025	9/13/2032	—	(7,174)	(7,500)	0.0%	(7) (8) (11) (12) (13)
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.00%	0.75%	8.84%	10/7/2024	10/7/2031	1,908,654	1,892,323	1,908,654	1.0%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.00%	0.75%	8.84%	10/7/2024	10/7/2031	112,611	111,215	112,611	0.1%	(7) (8) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.00%	0.75%	—	10/7/2024	10/7/2031	—	(1,980)	—	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	8.97%	5/23/2024	10/6/2028	2,000,000	1,996,891	2,000,840	1.0%	(5) (12)
Total Financial Services								11,981,941	12,001,155	6.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 6.50%	1.00%	10.47%	10/1/2021	8/26/2028	10,729,630	10,687,569	10,622,334	5.5%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 6.50%	1.00%	—	10/1/2021	8/26/2028	—	(3,972)	(13,333)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,683,597	10,609,001	5.5%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	3M SOFR + 6.00%	1.00%	12.32% (2.50% PIK)	2/4/2022	1/31/2027	20,913,088	20,727,312	3,804,091	2.0%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	3M SOFR + 6.00%	1.00%	12.32% (2.50% PIK)	2/4/2022	1/31/2027	1,479,188	1,461,370	(342,747)	-0.2%	(8) (13) (17)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR + 5.00%	0.75%	8.89%	11/7/2022	11/5/2029	9,872,774	9,742,410	9,823,409	5.1%	(5)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR + 5.00%	0.75%	—	11/7/2022	11/3/2028	—	(13,637)	(5,754)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.07%	6/30/2022	6/30/2029	24,190,556	24,007,704	23,031,829	11.9%	(5)
Paradigm Parent, LLC	Initial Term Loan	3M SOFR + 4.50%	—	8.82%	7/24/2025	4/16/2032	2,992,500	2,705,895	2,643,230	1.4%	(5) (12)
RxB Holdings, Inc.	Term Loan	1M SOFR + 5.00%	—	8.73%	12/19/2025	12/23/2030	4,500,000	4,410,042	4,449,398	2.3%	(12)
Specialty Pharma III Inc.	Initial Term Loan	3M SOFR + 4.75%	0.50%	8.44%	12/23/2025	12/23/2032	8,857,143	8,813,208	8,812,857	4.5%
Specialty Pharma III Inc.	Revolving Loan	3M SOFR + 4.75%	0.50%	—	12/23/2025	12/23/2032	—	(5,694)	(5,714)	0.0%	(7) (8) (11) (13)
Total Healthcare & Pharmaceuticals								71,848,610	52,210,599	26.9%
High Tech Industries
Apryse Software Corp.	Term Loan	3M SOFR + 4.75%	—	8.44%	6/25/2025	6/26/2032	14,775,510	14,634,298	14,720,841	7.6%	(5)
Apryse Software Corp.	Revolving Credit Facility	3M SOFR + 4.75%	—	—	6/25/2025	6/26/2032	—	(11,340)	(4,531)	0.0%	(7) (8) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	8.72%	11/10/2021	10/1/2029	14,678,370	14,678,370	14,596,170	7.5%	(5) (10)
Commscope, LLC	Initial Term Loan	1M SOFR + 4.75%	2.00%	8.47%	10/30/2024	12/17/2029	4,791,123	4,766,360	4,806,358	2.5%	(10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	7.58%	6/4/2024	10/16/2028	2,908,361	2,822,713	2,680,695	1.4%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche A Term Loan	3M SOFR + 5.25%	—	8.94%	3/7/2025	12/15/2028	1,980,000	1,991,841	1,838,509	0.9%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche B Term Loan	3M SOFR + 4.00%	—	7.69%	1/13/2025	12/15/2028	3,960,000	3,858,998	3,584,731	1.8%	(5) (12)
Flexera Software LLC	Amendment No. 1 Term Loan	3M SOFR + 4.50%	0.50%	8.19%	12/29/2025	8/16/2032	804,817	798,781	798,781	0.4%
Flexera Software LLC	Initial USD Term Loan	3M SOFR + 4.50%	0.50%	8.35%	8/15/2025	8/16/2032	3,799,527	3,789,738	3,771,031	1.9%	(5)
Flexera Software LLC	Revolving Loan	3M SOFR + 4.50%	0.50%	—	8/15/2025	8/16/2032	—	—	(1,617)	0.0%	(7) (8) (11) (13)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.00%	0.75%	9.70% (4.00% PIK)	10/29/2021	10/29/2028	27,476,462	27,270,842	21,761,358	11.2%	(5)
OID-OL Intermediate I, LLC	Initial First Out Term Loan (First Lien)	3M SOFR + 6.00%	—	9.84%	6/11/2025	2/1/2029	7,000,000	7,192,725	7,204,155	3.7%	(5) (12)
Planview Parent, Inc.	2024-B Incremental Term Loan (First Lien)	3M SOFR + 3.50%	—	7.17%	9/2/2025	12/17/2027	1,865,554	1,840,050	1,795,307	0.9%	(5) (12)
Total High Tech Industries								83,633,376	77,551,788	40.0%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 4.75%	0.75%	8.42%	3/8/2023	10/29/2030	9,952,252	9,778,584	9,952,252	5.1%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	8.42%	3/8/2023	10/29/2030	4,651,189	4,607,818	4,651,189	2.4%	(5)
Total Insurance								14,386,402	14,603,441	7.5%
Media: Advertising, Printing & Publishing
Summer (BC) Bidco B LLC	Extended Facility B (USD)	3M SOFR + 5.00%	—	8.93%	2/7/2025	2/15/2029	3,721,662	3,722,167	3,490,231	1.8%	(5) (10) (12)
Total Media: Advertising, Printing & Publishing								3,722,167	3,490,231	1.8%
Retail
Victra Holdings, LLC	Fifth Amendment Incremental Term Loan	3M SOFR + 3.75%	0.75%	7.42%	3/3/2025	3/30/2029	5,085,844	5,112,187	5,099,347	2.6%	(5) (12)
Total Retail								5,112,187	5,099,347	2.6%
Sovereign & Public Finance
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 4.75%	1.00%	8.47%	12/27/2021	12/28/2026	4,432,273	4,425,159	4,432,273	2.3%	(5)
Total Sovereign & Public Finance								4,425,159	4,432,273	2.3%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Add-on Term Loan B	3M SOFR + 4.00%	0.75%	7.89%	11/14/2024	4/8/2030	1,722,550	1,726,382	1,735,469	0.9%	(5) (12)
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	9.77%	2/1/2022	5/7/2027	20,652,618	20,454,462	20,326,307	10.5%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Offen, Inc	Initial Term Loan	1M SOFR + 5.00%	0.75%	8.82%	7/18/2025	7/22/2030	6,854,444	6,789,946	6,812,632	3.5%	(5)
Offen, Inc	Initial Revolving Loan	1M SOFR + 5.00%	0.75%	—	7/18/2025	7/23/2029	—	(10,175)	(6,778)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Term A Loan	3M SOFR + 5.25%	1.00%	9.15%	7/15/2025	7/15/2031	5,434,495	5,356,820	5,365,477	2.8%	(5)
VTC Buyer Corp.	Advance Revolver	3M SOFR + 5.25%	1.00%	—	7/15/2025	7/15/2031	—	(23,855)	(21,897)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Designated DDTL	3M SOFR + 5.25%	1.00%	9.01%	7/15/2025	7/15/2031	2,839,383	2,819,675	2,803,323	1.4%	(7) (8) (11)
VTC Buyer Corp.	Future Expansion DDTL	3M SOFR + 5.25%	1.00%	8.99%	7/15/2025	7/15/2031	755,578	741,730	730,326	0.4%	(7) (8) (11) (13)
Total Transportation: Cargo								37,854,985	37,744,859	19.4%
Wholesale
IMB Midco LLC	Term Loan A	6M SOFR + 5.00%	1.00%	9.45% (4.00% PIK)	5/20/2024	4/27/2028	10,398,577	9,365,631	5,784,729	3.0%	(5)
IMB Midco LLC	Term Loan B	8.00%	—	8.00% PIK	5/20/2024	4/27/2028	6,131,575	4,974,599	214,605	0.1%	(17)
IMB Midco LLC	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(2,413)	(226,384)	-0.1%	(7) (8) (11) (13)
Total Wholesale								14,337,817	5,772,950	3.0%

Total Non-controlled/non-affiliated Debt Investments								426,038,072	388,791,621	200.3%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,422,750	0.7%	(16)
Total Business Services								1,500,000	1,422,750	0.7%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	2,313,775	1.2%	(14) (16)
Total Consumer Goods: Non-durable								3,131,511	2,313,775	1.2%
Consumer Services
Wash & Wax Holdings LLC	Class A Common Share				4/30/2025	N/A	1,440	3,309,552	1,550,053	0.8%	(16)
Total Consumer Services								3,309,552	1,550,053	0.8%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	542,123	0.3%	(16)
Total Sovereign & Public Finance								200,000	542,123	0.3%
Transportation: Cargo
Mascarene VTC Investment Holdings LLC	Class A-1 Equity				7/8/2025	N/A	722,974	722,974	744,663	0.4%	(6) (16)
Total Transportation: Cargo								722,974	744,663	0.4%
Wholesale
IMB Holdco LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series Z Units				5/20/2024	N/A	164	163,748	10,045	0.0%	(6) (16)
Total Wholesale								3,937,748	10,045	0.0%
Total Non-controlled/non-affiliated Equity Investments								12,801,785	6,583,409	3.4%
Total Non-controlled/non-affiliated Investments								$438,839,857	395,375,030	203.7%	(19)
Liabilities in Excess of Other Assets									(201,273,242)	-103.7%
Total Net Assets									$194,101,788	100.0%
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
(5)
Security, or a portion thereof, is held through Onex Direct Lending BDC SPV, LLC, a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the SMBC debt facility and are not available to creditors of the Company.
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

The Company operates through a single operating and reporting segment with an investment objective to generate current income while preserving capital and, to a lesser extent, capital appreciation through debt and equity investments. The chief executive officer of the Company acts as the Company’s chief operating decision maker (“CODM”). The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase or decrease in net assets resulting from operations. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

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

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by Onex Credit’s investment professionals that are responsible for the portfolio investment;
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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. When a payment-in-kind (“PIK”) investment is placed on non-accrual status, the accrued uncapitalized interest or dividends are generally reversed through PIK interest or dividend income. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the outstanding principal and interest. Non-accrual loans may be restored to accrual status when past due principal and interest is paid current and are likely to remain current based on management’s judgment.

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

Payment-in-Kind Interest

Payment-in-kind interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income and generally becomes due at maturity. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected the cash.

Deferred Financing Costs

Origination and other expenses related to the Company’s revolving credit facility are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services, printing, consulting services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include legal expenses related to the preparation of the Company’s private placement memorandum in connection with the Company’s offering of common shares. Offering costs are capitalized as deferred offering expenses and are amortized over twelve months from incurrence.

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

On August 5, 2026, the Board renewed the Administration Agreement. Unless earlier terminated as described herein, the Administration Agreement will remain in effect until August 5, 2027.

For the three months ended June 30, 2026 and 2025, the Company incurred administrative fees of $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred administrative fees of $0.5 million and $0.6 million, respectively.

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

On August 5, 2026, the Board renewed the Investment Advisory Agreement. Unless earlier terminated as described herein, the Investment Advisory Agreement will remain in effect until August 5, 2027.

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

For the three months ended June 30, 2026 and 2025, management fees were $0.5 million and $0.7 million, respectively. For the six months ended June 30, 2026 and 2025, management fees were $1.0 million and $1.5 million, respectively.

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

For accounting purposes only, the Company accrues, but does not pay, a capital gains incentive fee with respect to unrealized capital appreciation. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Adviser at each measurement date. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (the “Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital gain.

For the three months ended June 30, 2026 and 2025, incentive fees were $0.0 million and $0.7 million, respectively. For the six months ended June 30, 2026 and 2025, incentive fees were $0.0 million and $0.9 million, respectively.

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

Co-Investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On January 13, 2026, the SEC issued an order (the “Order”), granting the Company’s application for exemptive relief to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administration Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $0.8 million, which has been reimbursed by the Company or offset against the Expense Payment due from the Adviser in connection with the Expense Support Agreement (described below).

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

Shares Held by Affiliated Accounts

As of June 30, 2026 and December 31, 2025, certain entities affiliated with the Company held shares of the Company. As of June 30, 2026 and December 31, 2025, the Adviser and its affiliates held an aggregate of 1,890,560 and 1,890,555 shares (includes shares held by Convex Re Limited, a Bermuda corporation, which is directly owned by Onex Corporation (“Onex Corp.”)), approximately 22.4% and 20.3% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt	$314,409,819	$284,163,084	$426,038,072	$388,791,621
Equity	8,864,037	3,611,786	12,801,785	6,583,409
Total Investments	$323,273,856	$287,774,870	$438,839,857	$395,375,030

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

As of June 30, 2026 and December 31, 2025, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. Detailed information with respect to the Company’s non-controlled, non-affiliated and non-controlled, affiliated investments is included in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$12,841,496	4.5%	$15,602,912	3.9%
Beverage, Food & Tobacco	—	—%	2,755,234	0.7%
Business Services	56,559,723	19.6%	61,632,657	15.6%
Chemicals	—	—%	5,257,855	1.3%
Construction & Building	13,997,545	4.9%	19,318,267	4.9%
Consumer Goods: Durable	23,450,174	8.1%	41,182,035	10.4%
Consumer Goods: Non-durable	8,779,894	3.1%	14,667,447	3.7%
Consumer Services	5,918,231	2.1%	7,404,137	1.9%
Containers, Packaging & Glass	1,235,910	0.4%	237,258	0.1%
Environmental Industries	—	—%	2,504,753	0.6%
Financial Services	10,248,956	3.6%	12,001,155	3.0%
Forest Products & Paper	6,610,065	2.3%	10,609,001	2.7%
Healthcare & Pharmaceuticals	45,412,995	15.7%	52,210,599	13.2%
High Tech Industries	54,249,637	18.8%	77,551,788	19.6%
Insurance	8,501,291	3.0%	14,603,441	3.7%
Media: Advertising, Printing & Publishing	—	—%	3,490,231	0.9%
Oil & Gas	2,292,194	0.8%	—	—%
Retail	—	—%	5,099,347	1.3%
Sovereign & Public Finance	548,226	0.2%	4,974,396	1.3%
Transportation: Cargo	37,128,533	12.9%	38,489,522	9.7%
Wholesale	—	—%	5,782,995	1.5%
Total Investments	$287,774,870	100.0%	$395,375,030	100.0%

	June 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
United States	$287,774,870	100.0%	$391,884,799	99.1%
United Kingdom	—	—%	3,490,231	0.9%
Total Investments	$287,774,870	100.0%	$395,375,030	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Debt	$—	$60,063,353	$224,099,731	$284,163,084
Equity	—	—	3,611,786	3,611,786
Total Investments	$—	$60,063,353	$227,711,517	$287,774,870

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Debt	$—	$109,773,246	$279,018,375	$388,791,621
Equity	—	—	6,583,409	6,583,409
Total Investments	$—	$109,773,246	$285,601,784	$395,375,030

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2026:

	Debt	Equity	Total
Balance as of January 1, 2026	$279,018,375	$6,583,409	$285,601,784
Purchases and drawdowns of investments	9,252,038	—	9,252,038
Proceeds from principal pre-payments and sales of investments	(45,991,853)	(13,612)	(46,005,465)
Payment-in-kind	996,012	—	996,012
Net accretion of discount on investments	657,226	—	657,226
Net change in unrealized appreciation (depreciation) on investments	10,984,138	966,125	11,950,263
Net realized gain (loss) on investments	(30,816,205)	(3,924,136)	(34,740,341)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of June 30, 2026	$224,099,731	$3,611,786	$227,711,517
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(16,110,589)	$(2,961,578)	$(19,072,167)

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

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of June 30, 2026 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Debt	$204,878,059	Discounted cash flow	Discount rate	4.5% - 32.0% (6.7%)	Decrease
	8,525,101	Discounted cash flow Yield analysis	Discount rate Market yield	6.2% - 9.4% (7.8%) 31.0% (31.0%)	Decrease
	10,696,571	Enterprise value waterfall	Revenue multiple	2.3x (2.3x)	Increase
Equity	3,611,786	Enterprise value waterfall	EBITDA multiple	7.0x - 14.4x (8.4x)	Increase
	$227,711,517

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2025 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Debt	$216,757,640	Discounted cash flow	Discount rate	4.4% - 11.8% (6.0%)	Decrease
	22,457,942	Yield analysis	Market yield	9.9% - 11.6% (11.2%)	Decrease
	9,234,293	Enterprise value waterfall	EBITDA multiple	6.0x - 8.5x (7.6x)	Increase
	21,761,358	Discounted cash flow Yield analysis	Discount rate Market yield	11.9% (11.9%) 29.9% (29.9%)	Decrease
	8,807,143	Recent transactions	Transaction price	N/A	N/A
Equity	6,583,408	Enterprise value waterfall	EBITDA multiple	6.4x - 14.8x (11.3x)	Increase
$285,601,784

As of June 30, 2026, the valuation method used for certain investments classified as “Healthcare & Pharmaceuticals” amounting to $3.3 million changed from enterprise value waterfall valuation method to the discounted cash flow valuation method. The change was due to changing market conditions and is intended to more accurately reflect the go forward performance of such investments.

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

Note 5. Borrowings

On October 4, 2021, the ODL SPV, as borrower, and the Company, solely in its capacities as equity holder and collateral manager, entered into a Loan and Servicing Agreement with Société Générale, as initial lender and agent, and certain financial institutions (the “Lenders”), and U.S. Bank National Association as collateral agent and collateral custodian (the “SPV Facility”), as amended on December 27, 2021, as further amended on March 31, 2022, July 14, 2022 and on April 4, 2023, pursuant to which the amount made available to ODL SPV was increased from $100.0 million to $340.0 million. Borrowings under the SPV Facility will bear interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). ODL SPV will also pay an unused commitment fee at a rate of (1) 1.00% if the amount drawn under the SPV Facility is less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility is greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage is equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company also pays a fee of 0.20% per annum on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility was scheduled to terminate on October 2, 2026.

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

Subject to certain conditions set forth in the SMBC Facility, advances (i) during the reinvestment period will bear interest at SOFR plus a spread of 1.65% or 2.30% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 0.65% or 1.30% per annum with respect to base rate advances and (ii) after the reinvestment period will bear interest at SOFR plus a spread of 2.15% or 2.80% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 1.15% or 1.80% per annum with respect to base rate advances. ODL SPV will also pay an unused fee at a rate of 0.35% per annum on or prior to the twelve month anniversary of the Closing Date and 0.50% per annum after the twelve month anniversary of the Closing Date. ODL SPV will also pay a make-whole premium at a rate of 1.00% prior to the one-year anniversary of the Closing Date or 0.50% prior to the two-year anniversary of the Closing Date of the maximum facility amount or of the reduced or terminated unused amount of the SMBC Facility based on certain conditions.

The SMBC Facility includes customary covenants, including certain financial maintenance covenants, limitation on the activities of ODL SPV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SMBC Facility is secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets and are not available to creditors of the Company.

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

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SMBC Facility	$300,000,000	$162,000,000	$300,000,000	$219,000,000
OUSH Loan	20,000,000	—	—	—
Revolving OCF II Loan	—	—	80,000,000	—
	$320,000,000	$162,000,000	$380,000,000	$219,000,000

Due to the short-term nature of the SMBC Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$2,903,564	$4,113,989	$6,131,738	$8,297,697
Amortization of deferred financing costs	132,937	132,937	264,413	264,413
Total interest and credit facility expense	$3,036,501	$4,246,926	$6,396,151	$8,562,110
Average debt outstanding	$186,532,609	$249,184,783	$198,626,374	$252,351,648
Weighted average interest rate	5.6%	6.5%	5.7%	6.5%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

There were no shares issued and proceeds received during the six months ended June 30, 2026:

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

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 4, 2026	March 5, 2026	March 19, 2026	$0.54	$4,784,311	10,517
May 6, 2026	May 12, 2026	June 18, 2026	0.53	4,466,222	11,426
			$1.07	$9,250,533	21,943

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
May 7, 2025	May 13, 2025	June 18, 2025	0.54	5,552,780	12,458
			$1.09	$11,491,427	34,452

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

The following table presents the share repurchases completed during the six months ended June 30, 2026:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 9, 2026	February 6, 2026	466,307	$20.81	466,307	— (1)
April 13, 2026	May 8, 2026	443,518	$18.75	443,518	— (2)
				909,825
(1)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 25.66% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 9.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

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

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$(7,689,678)	$1,451,912	$(21,166,678)	$1,832,511
Weighted average common shares outstanding—basic and diluted	8,626,103	10,531,607	8,844,863	10,792,438
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$(0.89)	$0.14	$(2.39)	$0.17

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

Taxable Subsidiaries

Certain of the Company’s subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of June 30, 2026 and December 31, 2025, there were deferred tax assets of $2.0 million and $1.3 million, offset by valuation allowances of $2.0 million and $1.3 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company’s ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$20.81	$23.39
Results of operations:
Net investment income (loss) (1)	1.04	1.33
Net realized and unrealized gain (loss) (2)	(3.47)	(1.15)
Net increase (decrease) in net assets resulting from operations (1)	(2.43)	0.18
Shareholder distributions: (3)
Distributions from net investment income	(1.07)	(1.09)
Net decrease in net assets resulting from shareholder distributions	(1.07)	(1.09)
Net asset value, end of period	$17.31	$22.48
Shares outstanding, end of period	8,438,260	10,295,385
Total return based on net asset value (4)	(12.2)%	0.8%
Ratio/Supplemental Data:
Net assets, end of period	$146,097,865	$231,447,457
Ratio of net investment income (loss) after excise tax to average net assets (5)	10.57%	11.84%
Ratio of total expenses after excise tax to average net assets (5)	10.27%	9.74%
Average debt outstanding	$198,626,374	$252,351,648
Portfolio turnover	7%	23%
Total amount of senior securities outstanding	$162,000,000	$259,000,000
Asset coverage per unit (6)	$1,902	$1,894

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2026, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2026	December 31, 2025
Unfunded delayed draw term loan commitments	$6,566,294	$4,193,437
Unfunded revolver obligations	8,660,172	13,074,543
	$15,226,466	$17,267,980

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

On August 5, 2026, the Board declared a quarterly dividend of $0.53 per share for the Company’s shareholders of record as of August 11, 2026, payable on September 17, 2026.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of June 30, 2026 and December 31, 2025, the total amount of non-qualifying assets to total assets was approximately 4.5% and 5.5%, respectively.

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

We are externally managed by the Adviser, a subsidiary of Onex Corp., as investment adviser. The Adviser also serves as our administrator and provides administrative services necessary for us to operate.

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

Portfolio and Investment Activity

As of June 30, 2026, we had investments in 43 portfolio companies with an aggregate fair value of $287.8 million. As of June 30, 2026 and December 31, 2025, the total amount of non-qualifying assets to total assets was approximately 4.5% and 5.5%, respectively.

Our investment activity for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investments made in portfolio companies	$13,386,719	$44,954,225	$25,150,454	$119,825,357
Investments repayments or sold	(67,220,518)	(96,648,339)	(104,715,136)	(160,307,311)
Net investment activity	$(53,833,799)	$(51,694,114)	$(79,564,682)	$(40,481,954)
Portfolio companies at beginning of period	51	60	57	50
Number of investments in new portfolio companies	3	6	7	17
Number of exited portfolio companies	11	11	21	12
Portfolio companies at end of period	43	55	43	55
Percentage of investment commitments at floating rates	99.3%	98.8%	99.3%	98.8%
Percentage of investment commitments at fixed rates	0.7%	1.2%	0.7%	1.2%
Weighted average contractual interest rate of investments based on par	9.16%	10.02%	9.16%	10.02%

The following table summarizes our top ten portfolio companies and industries based on fair value as of June 30, 2026:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
BCDI Meteor Acquisition, LLC	8.1%	Business Services	19.6%
MMS Bidco LLC	8.0%	High Tech Industries	18.8%
Keystone Purchaser, LLC	7.1%	Healthcare & Pharmaceuticals	15.7%
Apryse Software Corp.	5.2%	Transportation: Cargo	12.9%
Axiom Global Inc.	4.9%	Consumer Goods: Durable	8.1%
Bullhorn, Inc.	4.9%	Construction & Building	4.9%
Medallia, Inc.	3.7%	Automotive	4.5%
VTC Buyer Corp.	3.3%	Financial Services	3.6%
Specialty Pharma III Inc.	3.1%	Consumer Goods: Non-durable	3.1%
Foundation Risk Partners, Corp.	3.0%	Insurance	3.0%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2025:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
BCDI Meteor Acquisition, LLC	6.0%	High Tech Industries	19.6%
MMS Bidco LLC	5.8%	Business Services	15.6%
Medallia, Inc.	5.5%	Healthcare & Pharmaceuticals	13.2%
Keystone Purchaser, LLC	5.1%	Consumer Goods: Durable	10.4%
Hy Cite Enterprises, LLC	4.4%	Transportation: Cargo	9.7%
Apryse Software Corp.	3.7%	Construction & Building	4.9%
Axiom Global Inc.	3.7%	Automotive	3.9%
Bullhorn, Inc.	3.7%	Consumer Goods: Non-durable	3.7%
Foundation Risk Partners, Corp.	3.7%	Insurance	3.7%
Jackson Paper Manufacturing Company	2.7%	Financial Services	3.0%

The industry composition of our portfolio at fair value at June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Automotive	4.5%	3.9%
Beverage, Food & Tobacco	—%	0.7%
Business Services	19.6%	15.6%
Chemicals	—%	1.3%
Construction & Building	4.9%	4.9%
Consumer Goods: Durable	8.1%	10.4%
Consumer Goods: Non-durable	3.1%	3.7%
Consumer Services	2.1%	1.9%
Containers, Packaging & Glass	0.4%	0.1%
Environmental Industries	—%	0.6%
Financial Services	3.6%	3.0%
Forest Products & Paper	2.3%	2.7%
Healthcare & Pharmaceuticals	15.7%	13.2%
High Tech Industries	18.8%	19.6%
Insurance	3.0%	3.7%
Media: Advertising, Printing & Publishing	—%	0.9%
Oil & Gas	0.8%	—%
Retail	—%	1.3%
Sovereign & Public Finance	0.2%	1.3%
Transportation: Cargo	12.9%	9.7%
Wholesale	—%	1.5%
Total Investments	100.0%	100.0%

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt	$314,409,819	$284,163,084	$426,038,072	$388,791,621
Equity	8,864,037	3,611,786	12,801,785	6,583,409
Total Investments	$323,273,856	$287,774,870	$438,839,857	$395,375,030

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing	$277,078,299	96.3%	$391,699,081	99.1%
Non-accrual	10,696,571	3.7%	3,675,949	0.9%
Total Investments	$287,774,870	100.0%	$395,375,030	100.0%

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

As of June 30, 2026, there was one investment on non-accrual status. As of December 31, 2025, there were two investments on non-accrual status.

Results of Operations

Our operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$8,514,258	$12,952,465	$18,123,690	$26,931,034
Net expenses before excise tax	4,258,017	6,463,565	8,956,793	12,583,391
Net investment income before excise tax	4,256,241	6,488,900	9,166,897	14,347,643
Excise tax expense (benefit)	—	—	(48,975)	23,111
Net investment income after excise tax	4,256,241	6,488,900	9,215,872	14,324,532
Net realized and unrealized gain (loss)	(11,945,919)	(5,036,988)	(30,382,550)	(12,492,021)
Net increase (decrease) in net assets resulting from operations	$(7,689,678)	$1,451,912	$(21,166,678)	$1,832,511
Net investment income per common share—basic and diluted	$0.49	$0.62	$1.04	$1.33
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$(0.89)	$0.14	$(2.39)	$0.17

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

Investment income for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$7,435,598	$11,912,035	$16,598,975	$24,921,783
Payment-in-kind interest income	929,213	645,162	1,373,879	1,505,068
Dividend income	—	—	—	103,602
Other income	149,447	395,268	150,836	400,581
Total investment income	$8,514,258	$12,952,465	$18,123,690	$26,931,034
Weighted average contractual interest rate on performing interest bearing investments	9.08%	9.91%	9.08%	9.91%
Weighted average contractual interest rate on all interest bearing investments	9.16%	10.02%	9.16%	10.02%

For the three months ended June 30, 2026 and 2025, we have generated interest income, including PIK, of $8.4 million and $12.6 million, respectively. For the six months ended June 30, 2026 and 2025, we have generated interest income, including PIK, of $18.0 million and $26.4 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income decreased primarily as a result of the unscheduled paydowns, lower weighted average contractual interest rate in our portfolio, and loans placed on non-accrual status. The average position size of our portfolio and weighted average yield of our portfolio at par at June 30, 2026 and 2025 were as follows:

	June 30,
	2026	2025
Average position size of portfolio (in millions)	$5.7	$7.1
Weighted average contractual interest rate of investments based on par	9.16%	10.02%

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

Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management fee	$456,709	$725,870	$971,016	$1,491,611
Incentive fee	—	744,133	—	878,959
Administration fee	275,364	219,257	481,880	560,155
Professional fees	290,620	295,102	640,267	581,463
Trustees’ fees	43,000	43,000	89,902	89,431
Interest and credit facility expense	3,036,501	4,246,926	6,396,151	8,562,110
Other general and administrative expense	155,823	189,277	377,577	419,662
Total Expenses	$4,258,017	$6,463,565	$8,956,793	$12,583,391

Total expenses were $4.3 million and $6.5 million for the three months ended June 30, 2026 and 2025, respectively, primarily due to a decrease in interest expense. Total expenses were $9.0 million and $12.6 million for the six months ended June 30, 2026 and 2025, respectively, primarily due to decreases in interest expense and management and incentive fees. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SMBC Facility is based on the average debt outstanding. Interest expense for the quarter decreased primarily due to the decrease in average principal amount of debt outstanding and weighted average interest rate as a result of the decrease in SOFR.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We had sales and principal repayments of $104.7 million and $160.3 million during the six months ended June 30, 2026 and 2025, and restructure of certain investments, from which we realized net gains (losses) totaling $(38.3) million and $(0.2) million, respectively. We recognized gains on principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales, repayments or exits of investments	$67,220,518	$96,648,339	$104,715,136	$160,307,311
Net realized gains (losses) on investments:
Gross realized gains	$507,710	$950,167	$795,135	$2,070,397
Gross realized losses	(38,777,325)	(1,954,359)	(39,143,526)	(2,242,262)
Net realized gains (losses) on investments	$(38,269,615)	$(1,004,192)	$(38,348,391)	$(171,865)

The net realized gains (losses) on investments for the six months ended June 30, 2026 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Amplity Parent, Inc.	$(17,958,919)
IMB Midco LLC	(17,028,708)
RealTruck Group, Inc.	(3,038,115)
Summer (BC) Bidco B LLC	(592,169)
Other	269,520
Net realized gain (loss) on investments	$(38,348,391)

The net realized gains (losses) on investments for the six months ended June 30, 2025 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
BCP V Everise Acquisition LLC	$(531,130)
Commscope, LLC	135,583
MIS Acquisition, LLC	334,080
SailPoint Technologies Holdings Inc.	242,295
Wellful Inc.	449,244
Zips Car Wash, LLC	(1,108,147)
Other	306,210
Net realized gain (loss) on investments	$(171,865)

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized appreciation	$38,213,981	$4,609,793	$34,061,694	$2,702,186
Unrealized depreciation	(11,890,285)	(8,642,589)	(26,095,853)	(15,022,342)
Net change in unrealized appreciation (depreciation) on investments	$26,323,696	$(4,032,796)	$7,965,841	$(12,320,156)

For the three months ended June 30, 2026, the net change in unrealized appreciation on investments was $26.3 million, compared to net change in unrealized depreciation on investments of $(4.0) million for the three months ended June 30, 2025. For the three months ended June 30, 2026, unrealized depreciation on investments still held was $(9.8) million, primarily driven by a net depreciation in loans and equity in a select number of portfolio companies, with approximately 64% of gross unrealized depreciation driven by four portfolio companies. For the six months ended June 30, 2026, the net change in unrealized appreciation on investments was $8.0 million, compared to net change in unrealized depreciation on investments of $(12.3) million for the six months ended June 30, 2025.

The change in unrealized appreciation or depreciation on investments for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Portfolio Company	2026	2025	2026	2025
Accession Risk Management Group, Inc.	$—	$10,083	$—	$(9,848)
AIT Worldwide Logistics Holdings, Inc.	—	12,921	(9,087)	(44,465)
Amplity Parent, Inc.	18,381,176	(3,540,425)	18,543,508	(4,578,331)
AmSpec Parent, LLC	—	11,931	(18,141)	(2,562)
Apex Group Treasury LLC	(46,429)	—	—	—
Apryse Software Corp.	(331,850)	(87)	(600,980)	(87)
APT Opco, LLC	—	8,634	—	(39,293)
Asurion, LLC	—	(34,262)	—	(74,813)
Axiom Global Inc.	(210,487)	8,115	(386,158)	7,288
Bausch + Lomb Corporation	—	32,520	—	32,520
BCDI Meteor Acquisition, LLC	87,434	28,679	24,372	(49,396)
BCP V Everise Acquisition LLC	—	146,896	—	(185,249)
BCPE North Star US Holdco 2, Inc.	—	5,221	—	37,487
Blue River PetCare, L.L.C.	6,919	—	1,885	—
Bullhorn, Inc.	(356,685)	(42,999)	(479,983)	(56,579)
Burgess Point Purchaser Corporation	224,255	(250,031)	311,573	(287,294)
Cardinal Parent, Inc.	—	(20,366)	—	—
Celerion Buyer, Inc.	35,693	106,832	(88,882)	81,997
Chromalloy Corporation	—	(11,737)	—	(15,935)
Commscope, LLC	—	80,749	(39,998)	(120,346)
Connect America.com, LLC	(970,201)	(339,353)	(3,114,012)	(781,263)
CoolSys, Inc.	(656,530)	(654,226)	(1,157,384)	(1,455,385)
Cornerstone Building Brands, Inc.	53,898	238,974	(272,998)	(147,519)
Cornerstone OnDemand, Inc.	(271,892)	401,693	(823,403)	318,683
Cotiviti, Inc.	(48,291)	—	—	—
CP Atlas Buyer, Inc.	(377,446)	528,742	(773,176)	358,304
CP Iris Holdco I, Inc.	—	—	(15,148)	—
Crown Subsea Communications Holding, Inc.	—	12,646	—	12,646
Deerfield Dakota Holding, LLC	67,036	—	(95,901)	—
Denali Intermediate Holdings, Inc.	(305,544)	—	(488,804)	—
DexKo Global Inc.	(106,617)	140,114	(188,538)	44,709
DTI Holdco, Inc.	—	5,689	—	(50,434)
The Edelman Financial Engines Center, LLC	12,208	4,106	(3,949)	(11,145)
Ellucian Holdings Inc.	—	(76,709)	—	(102,723)
FINThrive Software Intermediate Holdings, Inc.	(1,773,999)	8,813	(2,389,631)	7,023
Flexera Software LLC	(256,883)	—	(347,359)	—
Foundation Building Materials, Inc.	—	185,485	—	185,485
Foundation Risk Partners, Corp.	(147,761)	145,506	(159,942)	(135,802)
FR BR Holdings, L.L.C.	(2,858)	—	(2,858)	—
Golden State Foods LLC	—	—	(4,909)	—
Hexion Holdings Corporation	44,870	72,645	78,572	(10,753)
Hy Cite Enterprises, LLC	(62,360)	(39,029)	(101,475)	(108,914)
IMB Midco LLC	15,152,917	(802,331)	12,492,570	(2,290,728)
Innovative Xcessories Services LLC	(17,246)	—	(18,539)	—
Jackson Paper Manufacturing Company	27,025	6,698	27,081	6,782
KeyData Associates Inc.	—	110,822	—	(80,544)
Keystone Purchaser, LLC	35,368	(21,533)	50,247	(89,047)
LBM Acquisition, LLC	—	—	(50,661)	—
LSCS Holdings, Inc.	—	(27,186)	—	(19,495)
LSF12 Phoenix HoldCo, LLC	(33,750)	—	—	—
Mannington Mills, Inc.	22,171	(30,793)	(24,709)	(13,400)
Medallia, Inc.	(4,587,378)	(1,168,056)	(11,033,011)	(1,200,546)
MH Sub I, LLC	—	146,191	—	(24,847)
Milestone Technologies, Inc.	26,673	231,834	(147,485)	519,993
MIS Acquisition, LLC	—	(364,270)	—	(168,064)
Mission Critical Group, LLC	(7,959)	—	(7,959)	—
MMS Bidco LLC	16,755	(181,955)	(56,848)	(209,759)
Montana Buyer Inc.	(54,187)	(6,507)	(103,340)	(16,240)
Nielsen Consumer Inc.	—	21,290	—	(67,693)
Northstar Group Services, Inc.	—	30,462	(34,760)	30,462

	Three Months Ended June 30,		Six Months Ended June 30,
Portfolio Company	2026	2025	2026	2025
Offen, Inc	(14,666)	—	(88,515)	—
OID-OL Intermediate I, LLC	(82,052)	2,775	(219,548)	2,775
ONBE, Inc.	25,752	(18,417)	6,131	(25,848)
OneZero Financial Systems, LLC	21,997	7,162	(19,744)	13,067
Paradigm Parent, LLC	85,067	—	(82,716)	—
Park River Holdings, Inc.	—	—	(54,022)	—
Planview Parent, Inc.	205,400	—	(187,182)	—
Plaskolite PPC Intermediate II LLC	—	25,451	—	40,095
Project Alpha Intermediate Holding, Inc.	—	(2,142)	—	(68,159)
Project Cloud Holdings, LLC	—	(136,569)	—	(152,145)
RealTruck Group, Inc.	2,566,154	(468,286)	1,960,729	(556,082)
Renaissance Holding Corp.	410,090	(8,017)	(457,847)	(8,017)
RxB Holdings, Inc.	(4,127)	—	36,691	—
S4T Holdings Corp.	(40,727)	(63,903)	(1,011)	(149,115)
SailPoint Technologies Holdings Inc.	—	(21,105)	—	(251,394)
Spark DSO, LLC	—	(42,644)	—	(56,240)
Specialty Pharma III Inc.	39,257	—	45,547	—
SPLAT Super HoldCo, LLC	—	—	95,765	—
Steele Solutions, Inc.	—	(83,023)	—	170,838
Summer (BC) Bidco B LLC	524,923	23,667	231,936	21,519
Summit Behavioral Healthcare, LLC	30,915	—	30,915	—
Teneo Holdings LLC	—	18,177	—	(51,891)
The Ultimus Group Midco, LLC	(86,061)	(1,953)	(173,437)	(7,376)
Valcour Packaging, LLC	16,548	(340)	10,979	(5,235)
Victra Holdings, LLC	—	13,161	12,840	(19,561)
VTC Buyer Corp.	(40,337)	—	25,569	—
Wash & Wax Holdings LLC	(104,810)	—	(120,721)	—
Wash & Wax Systems LLC	(891,152)	(184,335)	(1,651,082)	(184,335)
Wellful Inc.	93,480	328,100	74,784	(1,038,445)
Zips Car Wash, LLC	—	1,447,009	—	810,513
Net change in unrealized appreciation (depreciation) on investments	$26,323,696	$(4,032,796)	$7,965,841	$(12,320,156)

Net Increase (decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $(7.7) million and $1.5 million or $(0.89) and $0.14 per share, respectively. For the six months ended June 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $(21.2) million and $1.8 million or $(2.39) and $0.17 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of June 30, 2026, our asset coverage ratio was 190%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of June 30, 2026, we had $9.7 million in cash and cash equivalents on hand, plus $138.0 million and $20.0 million available to us under our borrowing facilities with SMBC and OUSH, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the short term and for the foreseeable future. However, as the impact of ongoing inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

There were no shares issued and proceeds received related to the placement of our common shares for the six months ended June 30, 2026.

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

The following table presents the share repurchases completed during the six months ended June 30, 2026:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 9, 2026	February 6, 2026	466,307	$20.81	466,307	— (1)
April 13, 2026	May 8, 2026	443,518	$18.75	443,518	— (2)
				909,825

(1)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 25.66% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.
(2)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 9.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our distribution reinvestment plan for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 4, 2026	March 5, 2026	March 19, 2026	$0.54	$4,784,311	10,517
May 6, 2026	May 12, 2026	June 18, 2026	0.53	4,466,222	11,426
			$1.07	$9,250,533	21,943

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

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 190% and 189%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of June 30, 2026:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$162,000,000	$—	$162,000,000	$—	$—
OUSH Loan	—	—	—	—	—
Total	$162,000,000	$—	$162,000,000	$—	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2025:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$219,000,000	$—	$—	$219,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$219,000,000	$—	$—	$219,000,000	$—

The weighted average interest rate on the aggregate principal amount outstanding was 5.7% for the six months ended June 30, 2026 and 6.4% for the year ended December 31, 2025.

The ratio of total principal amount of debt outstanding to shareholders’ equity as of June 30, 2026 was 1.11:1.00 compared to 1.13:1.00 as of December 31, 2025.

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

SMBC Facility

On October 3, 2024, ODL SPV and us, solely in our capacity as the transferor and as the servicer, entered into the SMBC Facility with SMBC, as initial lender and as the administrative agent and as the collateral agent, and U.S. Bank National Association as account bank and as the collateral custodian. The current maximum principal amount of the SMBC Facility is $300.0 million (which consists of $300.0 million of revolving commitments), which may be increased up to a maximum facility amount of $1,500.0 million subject to the requirements set forth in the SMBC Facility, including lender consent. The availability of this amount is subject to an overcollateralization ratio test, which is based on the value of ODL SPV’s assets from time to time, and satisfaction of certain conditions, including an interest coverage ratio test, certain concentration limits and collateral quality tests. The SMBC Facility provides for the ability to draw and redraw revolving loans under the SMBC Facility through October 3, 2027, unless the revolving commitments are terminated sooner in the SMBC Facility. The reinvestment period end date (after which no borrowings may be drawn under the SMBC Facility) and the maturity date under the SMBC Facility are October 3, 2027 and October 3, 2029, respectively, unless otherwise terminated in accordance with its terms. Subject to certain conditions set forth in the SMBC Facility, advances (i) during the reinvestment period will bear interest at SOFR plus a spread of 1.65% or 2.30% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 0.65% or 1.30% per annum with respect to base rate advances and (ii) after the reinvestment period will bear interest at SOFR plus a spread of 2.15% or 2.80% per annum with respect to SOFR advances and will bear interest at the base rate plus a spread of 1.15% or 1.80% per annum with respect to base rate advances. The SMBC Facility includes customary covenants, including certain financial maintenance covenants, limitation on the activities of ODL SPV, including limitations on incurrence of incremental indebtedness, and customary events of default. The SMBC Facility is secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets and are not available to creditors of the Company.

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

As of June 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	June 30, 2026	December 31, 2025
Unfunded delayed draw term loan commitments	$6,566,294	$4,193,437
Unfunded revolver obligations	8,660,172	13,074,543
	$15,226,466	$17,267,980

Recent Developments

On August 5, 2026, the Board declared a quarterly dividend of $0.53 per share for the Company’s shareholders of record as of August 11, 2026, payable on September 17, 2026.

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

We follow the provisions of ASC 820, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value. This standard defines fair value and establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This fair value definition focuses on an exit price in the principal, or most advantageous market, and prioritizes, within a measurement of fair value, the use of market-based inputs (which may be weighted or adjusted for relevance, reliability and specific attributes relative to the subject investment) over entity-specific inputs. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Subsequent to the adoption of ASC 820, the FASB has issued various staff positions clarifying the initial standard (see Note 2 to the consolidated financial statements: “Significant Accounting Policies—Investments”).

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

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by Onex Credit’s investment professionals that are responsible for the portfolio investment;
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

Uncertainty with respect to the economic effects of interest rates, inflation, the conflicts in Ukraine, Iran, and the Middle East, as well as the political and social unrest in various countries and in the Middle East and North Africa regions, the lingering effects of the COVID-19 pandemic and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2026 and December 31, 2025, 99% and 98%, respectively, of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2026 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$8,850,251	$4,860,000	$3,990,251
Up 200 Basis Points	5,900,167	3,240,000	2,660,167
Up 100 Basis Points	2,950,084	1,620,000	1,330,084
Down 100 Basis Points	(2,950,084)	(1,620,000)	(1,330,084)
Down 200 Basis Points	(5,900,167)	(3,240,000)	(2,660,167)
Down 300 Basis Points	(8,516,105)	(4,860,000)	(3,656,105)

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended June 30, 2026, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.

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

The following table presents the share repurchases completed during the quarter ended June 30, 2026:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
April 13, 2026	May 8, 2026	443,518	$18.75	443,518	— (1)
				443,518
(1)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 9.79% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ONEX DIRECT LENDING BDC FUND

August 7, 2026	By:	/s/ Ronnie Jaber
	Name:	Ronnie Jaber
	Title:	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)

August 7, 2026	By:	/s/ Albert Siu
	Name:	Albert Siu
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Controller)