Form 10-Q
period 2026-09-30
Onex Direct Lending BDC Fund
filed 2026-11-02
CIK 1860424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The issuer had 8,019,722 common shares of beneficial interest, $0.001 par value per share, outstanding as of October 30, 2026.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2026	December 31, 2025
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $280,966,302 and $438,839,857, respectively)	$261,570,594	$395,375,030
Cash and cash equivalents	7,826,261	9,776,258
Restricted cash	514,955	1,976,387
Interest and other receivables	3,079,189	3,593,687
Receivable for investments sold	1,740,000	4,852,353
Deferred financing costs (net of $1,063,494 and $664,684 in amortized expenses, respectively)	1,604,006	2,002,816
Prepaid expenses	108,659	271,099
Total Assets	276,443,664	417,847,630
Liabilities:
Credit facility (Note 5)	136,000,000	219,000,000
Payable for investments purchased	315,814	—
Management fee payable (Note 3)	431,818	613,484
Administration fee payable (Note 3)	771,477	918,514
Interest payable	1,670,646	2,392,591
Accrued expenses and other liabilities	630,441	821,253
Total Liabilities	139,820,196	223,745,842
Commitments and Contingencies (Note 10)	—	—
Net Assets	$136,623,468	$194,101,788
Net Assets:
Common shares, $0.001 par value (unlimited shares authorized, 8,019,722 and 9,326,142 shares issued and outstanding, respectively)	$8,019	$9,326
Additional paid-in capital	214,622,843	239,453,143
Accumulated distributable earnings (losses)	(78,007,394)	(45,360,681)
Net Assets	$136,623,468	$194,101,788
Net Asset Value Per Share	$17.04	$20.81

The accompanying notes are an integral part of these consolidated financial statements.

f

Onex Direct Lending BDC Fund

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled, non-affiliated investments:
Interest income	$6,781,077	$11,645,167	$23,380,052	$36,566,950
Payment-in-kind interest income	382,050	631,124	1,755,929	2,136,192
Dividend income	—	—	—	103,602
Other income	52,722	19,815	203,558	420,396
Total Investment Income	7,215,849	12,296,106	25,339,539	39,227,140
Expenses:
Management fee	431,818	666,623	1,402,834	2,158,234
Incentive fee	—	—	—	878,959
Administration fee	231,045	216,935	712,925	777,090
Professional fees	167,820	307,699	808,087	889,162
Trustees’ fees	43,000	43,000	132,902	132,431
Interest and credit facility expense	2,521,736	4,352,717	8,917,887	12,914,827
Other general and administrative expense	238,085	222,980	615,662	642,642
Total Expenses before Excise Tax	3,633,504	5,809,954	12,590,297	18,393,345
Net Investment Income (Loss) before Excise Tax	3,582,345	6,486,152	12,749,242	20,833,795
Excise tax expense (benefit)	—	—	(48,975)	23,111
Net Investment Income (Loss) after Excise Tax	3,582,345	6,486,152	12,798,217	20,810,684
Realized and unrealized gain (loss)
Net realized gains (losses) on investments:
Non-controlled, non-affiliated investments	(17,666,461)	694,134	(56,014,852)	522,269
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	16,103,278	(11,232,437)	24,069,119	(23,552,593)
Net realized and unrealized gain (loss)	(1,563,183)	(10,538,303)	(31,945,733)	(23,030,324)
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,019,162	$(4,052,151)	$(19,147,516)	$(2,219,640)

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Shares
Three Months Ended September 30, 2026	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of June 30, 2026	8,438,260	$8,438	$221,867,319	$(75,777,892)	$146,097,865
Net investment income (loss)	—	—	—	3,582,345	3,582,345
Net realized gain (loss) on investments	—	—	—	(17,666,461)	(17,666,461)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	16,103,278	16,103,278
Issuance of common shares	—	—	—	—	—
Redemption of common shares	(421,913)	(422)	(7,302,892)	—	(7,303,314)
Distributions to shareholders	—	—	—	(4,248,664)	(4,248,664)
Shares issued in connection with dividend reinvestment plan	3,375	3	58,416	—	58,419
Balance as of September 30, 2026	8,019,722	$8,019	$214,622,843	$(78,007,394)	$136,623,468

	Common Shares
Three Months Ended September 30, 2025	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of June 30, 2025	10,295,385	$10,295	$259,747,541	$(28,310,379)	$231,447,457
Net investment income (loss)	—	—	—	6,486,152	6,486,152
Net realized gain (loss) on investments	—	—	—	694,134	694,134
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(11,232,437)	(11,232,437)
Issuance of common shares	4,893	5	109,995	—	110,000
Redemption of common shares	(514,769)	(515)	(11,571,492)	—	(11,572,007)
Distributions to shareholders	—	—	—	(5,284,175)	(5,284,175)
Shares issued in connection with dividend reinvestment plan	11,851	12	266,384	—	266,396
Balance as of September 30, 2025	9,797,360	$9,797	$248,552,428	$(37,646,705)	$210,915,520

	Common Shares
Nine Months Ended September 30, 2026	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2025	9,326,142	$9,326	$239,453,143	$(45,360,681)	$194,101,788
Net investment income (loss)	—	—	—	12,798,217	12,798,217
Net realized gain (loss) on investments	—	—	—	(56,014,852)	(56,014,852)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	24,069,119	24,069,119
Issuance of common shares	—	—	—	—	—
Redemption of common shares	(1,331,738)	(1,332)	(25,321,794)	—	(25,323,126)
Distributions to shareholders	—	—	—	(13,499,197)	(13,499,197)
Shares issued in connection with dividend reinvestment plan	25,318	25	491,494	—	491,519
Balance as of September 30, 2026	8,019,722	$8,019	$214,622,843	$(78,007,394)	$136,623,468

	Common Shares
Nine Months Ended September 30, 2025	Number of Shares	Par Value	Capital in Excess of Par	Total Distributable Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	11,221,763	$11,223	$281,147,301	$(18,651,463)	$262,507,061
Net investment income (loss)	—	—	—	20,810,684	20,810,684
Net realized gain (loss) on investments	—	—	—	522,269	522,269
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(23,552,593)	(23,552,593)
Issuance of common shares	160,602	160	3,749,643	—	3,749,803
Redemption of common shares	(1,631,308)	(1,632)	(37,410,322)	—	(37,411,954)
Distributions to shareholders	—	—	—	(16,775,602)	(16,775,602)
Shares issued in connection with dividend reinvestment plan	46,303	46	1,065,806	—	1,065,852
Balance as of September 30, 2025	9,797,360	$9,797	$248,552,428	$(37,646,705)	$210,915,520

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(19,147,516)	$(2,219,640)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	56,014,852	(522,269)
Net change in unrealized (appreciation) depreciation on investments	(24,069,119)	23,552,593
Net accretion of discount on investments	(1,373,585)	(2,239,779)
Amortization of deferred financing costs	398,810	398,810
Payment-in-kind interest income	(1,755,929)	(2,136,192)
Purchases and drawdowns of investments	(41,885,591)	(189,956,959)
Sales and repayments of investments	146,873,808	281,897,407
(Increase) decrease in operating assets:
Interest and other receivables	514,498	(34,267,056)
Receivable for investments sold	3,112,353	(6,382,556)
Prepaid expenses	162,440	165,171
Increase (decrease) in operating liabilities:
Management fee payable	(181,666)	(163,993)
Incentive fee payable	—	(1,037,239)
Administration fee payable	(147,037)	(245,969)
Interest payable	(721,945)	(945,436)
Payable for investments purchased	315,814	(34,990,222)
Accrued expenses and other liabilities	(190,812)	(2,855,567)
Net cash provided by (used in) operating activities	117,919,375	28,051,104
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	—	3,749,803
Redemption of common shares	(25,323,126)	(37,411,954)
Distributions to shareholders	(13,007,678)	(15,709,750)
Borrowings on credit facility	23,000,000	132,000,000
Payments on credit facility	(106,000,000)	(125,000,000)
Net cash provided by (used in) financing activities	(121,330,804)	(42,371,901)
Net increase (decrease) in cash and cash equivalents	(3,411,429)	(14,320,797)
Cash and cash equivalents and restricted cash, beginning of period	11,752,645	24,299,183
Cash and cash equivalents and restricted cash, end of period	$8,341,216	$9,978,386

Supplemental and Non-Cash Information
Cash paid for interest	$9,241,022	$13,461,453
Reinvestments of distributions	491,519	1,065,852
Non-cash restructuring of portfolio investment	15,403,109	13,958,099

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents	$7,826,261	$8,578,563
Restricted cash	514,955	1,399,823
Total cash and cash equivalents and restricted cash	$8,341,216	$9,978,386

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

September 30, 2026

(Unaudited)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
Non-controlled/non-affiliated Investments
Debt Investments
Automotive
Burgess Point Purchaser Corporation	First Lien Term Loan	3M SOFR + 5.25%	0.50%	9.17%	11/5/2024	7/25/2029	4,885,646	$4,701,200	$4,422,512	3.2%	(5) (12)
RealTruck Group, Inc.	First Lien Term Loan	3M SOFR + 5.75%	0.75%	9.51%	4/27/2026	1/31/2031	939,665	939,665	962,179	0.7%	(12)
RealTruck Group, Inc.	First Lien Term Loan B	3M SOFR + 6.00%	0.75%	10.03%	4/23/2026	1/31/2031	6,788,413	3,883,084	3,228,773	2.4%	(5) (12)
Total Automotive								9,523,949	8,613,464	6.3%
Business Services
Axiom Global Inc.	First Lien Term Loan	3M SOFR + 4.75%	0.75%	8.67%	8/1/2024	10/2/2028	14,662,500	14,589,074	14,250,484	10.4%	(5)
CoolSys, Inc.	First Lien Term Loan	3M SOFR + 6.00%	0.75%	7.47% (3.50% PIK)	5/1/2024	2/11/2030	5,203,929	5,187,250	4,591,661	3.4%	(5) (9) (12)
Denali Intermediate Holdings, Inc.	First Lien Term Loan	1M SOFR + 5.50%	0.75%	9.40%	8/26/2025	8/26/2032	6,314,867	6,261,659	5,844,409	4.3%	(5)
Denali Intermediate Holdings, Inc.	First Lien Revolver	1M SOFR + 5.50%	0.75%	9.33%	8/26/2025	8/26/2032	190,878	185,513	143,476	0.1%	(7) (8) (9) (13)
Milestone Technologies Inc.	First Lien Term Loan	3M SOFR + 5.00%	1.00%	9.07%	8/22/2025	8/22/2031	5,759,052	5,716,743	5,637,536	4.1%	(5)
Milestone Technologies Inc.	First Lien Delayed Draw Term Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	—	(18,190)	0.0%	(7) (8) (11) (13)
Milestone Technologies Inc.	First Lien Revolver	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	(764)	(13,642)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	First Lien Term Loan	1M SOFR + 4.75%	0.75%	8.65%	6/15/2022	7/22/2029	8,766,711	8,679,801	8,679,920	6.4%	(5)
Montana Buyer Inc.	First Lien Revolver	FFR + 3.88%	0.75%	—	6/15/2022	7/22/2028	—	(6,193)	(10,181)	0.0%	(7) (8) (11) (13)
ONBE, Inc.	First Lien Term Loan	3M SOFR + 5.25%	1.00%	9.32%	7/25/2024	7/25/2031	4,912,500	4,836,122	4,732,703	3.5%	(5)
Plano Holdco, Inc.	First Lien Term Loan	3M SOFR + 3.5%	—	7.57%	8/28/2026	10/2/2031	427,486	338,513	369,776	0.3%	(12)
Renaissance Holding Corp.	First Lien Term Loan	1M SOFR + 4.00%	0.50%	7.90%	6/11/2025	4/5/2030	5,503,733	5,097,782	4,218,226	3.1%	(5) (12)
Total Business Services								50,885,500	48,426,178	35.4%
Construction & Building
Cornerstone Building Brands, Inc.	First Lien Term Loan	3M SOFR + 3.25%	0.50%	7.24%	2/28/2025	4/12/2028	1,454,783	1,382,887	608,463	0.4%	(5) (12)
CP Atlas Buyer, Inc.	First Lien Term Loan	1M SOFR + 5.25%	—	9.15%	7/1/2025	7/8/2030	8,415,000	8,143,483	6,944,479	5.1%	(5) (12)
Mission Critical Group, LLC	First Lien Term Loan	3M SOFR + 5.25%	1.00%	8.99%	4/2/2026	10/1/2030	5,701,097	5,648,521	5,668,031	4.1%	(5)
Mission Critical Group, LLC	First Lien Delayed Draw Term Loan	3M SOFR + 5.25%	1.00%	—	4/2/2026	10/1/2030	—	(4,108)	(5,344)	0.0%	(7) (8) (11) (13)
Mission Critical Group, LLC	First Lien Revolver	3M SOFR + 5.25%	1.00%	8.99%	4/2/2026	10/1/2030	191,956	189,111	190,101	0.1%	(7) (8) (13)
Total Construction & Building								15,359,894	13,405,730	9.8%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	First Lien Term Loan	6M SOFR + 7.00%	1.00%	10.77%	12/29/2022	6/29/2028	23,468,750	23,241,821	23,358,447	17.1%	(5)
LSF12 Badger Bidco, LLC	First Lien Term Loan	1M SOFR +5.00%	—	8.90%	7/17/2026	8/30/2030	997,207	997,207	1,007,807	0.7%	(5) (12)
Total Consumer Goods: Durable								24,239,028	24,366,254	17.8%
Consumer Goods: Non-durable
Connect America.com, LLC	First Lien Term Loan	3M SOFR + 5.75%	1.75%	10.82% (1.00% PIK)	10/11/2024	10/11/2029	5,131,204	5,131,203	4,269,162	3.1%	(5)
Wellful Inc.	First Lien Term Loan	3M SOFR + 5.00%	1.00%	9.34%	12/23/2024	4/19/2030	4,478,362	4,478,362	4,444,774	3.3%	(5) (12)
Total Consumer Goods: Non-durable								9,609,565	8,713,936	6.4%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
Consumer Services
Wash & Wax Holdings LLC	First Lien Subordinated Term Loan	12%	—	12.00% PIK	4/30/2025	7/30/2028	2,560,137	2,560,137	431,127	0.3%	(16)
Wash & Wax Systems LLC	First Lien Term Loan	3M SOFR + 5.50%	1.00%	9.34%	4/30/2025	4/30/2028	3,503,955	3,503,955	3,246,064	2.4%	(5)
Wash & Wax Systems LLC	First Lien Revolver	3M SOFR + 5.50%	1.00%	9.40%	4/30/2025	4/30/2028	179,958	179,958	164,064	0.1%	(7) (8) (9) (13)
Total Consumer Services								6,244,050	3,841,255	2.8%
Containers, Packaging & Glass
Valcour Packaging, LLC	First Lien Term Loan	1M SOFR + 5.25%	1.00%	9.15%	10/17/2024	10/4/2028	1,234,521	1,225,176	1,245,712	0.9%	(12)
Total Containers, Packaging & Glass								1,225,176	1,245,712	0.9%
Financial Services
Deerfield Dakota Holding, LLC	First Lien Term Loan	3M SOFR + 3.00%	0.75%	9.82% (2.75% PIK)	9/12/2025	9/13/2032	8,172,938	8,103,240	8,038,902	5.9%	(5) (12)
Deerfield Dakota Holding, LLC	First Lien Revolver	1M SOFR + 5.25% / Prime + 4.25%	0.75%	9.55%	9/12/2025	9/13/2032	262,500	256,126	250,200	0.2%	(7) (8) (9) (12) (13)
OneZero Financial Systems, LLC	First Lien Term Loan	3M SOFR + 4.75%	0.75%	8.50%	10/7/2024	10/7/2031	1,894,231	1,880,238	1,891,389	1.4%	(5)
OneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	8.50%	10/7/2024	10/7/2031	133,394	132,100	132,892	0.1%	(7) (8) (13)
OneZero Financial Systems, LLC	First Lien Revolver	3M SOFR + 4.75%	0.75%	—	10/7/2024	10/7/2031	—	(1,723)	(361)	0.0%	(7) (8) (11) (13)
Total Financial Services								10,369,981	10,313,022	7.5%
Forest Products & Paper
Jackson Paper Manufacturing Company	First Lien Term Loan	1M SOFR + 6.25%	1.00%	10.03%	10/1/2021	8/26/2028	6,626,730	6,619,207	6,622,754	4.8%	(5)
Jackson Paper Manufacturing Company	First Lien Revolver	1M SOFR + 6.25%	1.00%	—	10/1/2021	8/26/2028	—	(2,862)	(500)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								6,616,345	6,622,254	4.8%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	First Lien Term Loan	3M SOFR + 6.50%	1.00%	10.67% PIK	4/20/2026	3/31/2029	6,219,502	4,685,580	4,016,554	2.9%
Blue River PetCare, L.L.C.	First Lien Term Loan	3M SOFR + 5.00%	—	8.76%	2/12/2026	8/1/2029	246,760	246,760	246,760	0.2%	(5)
Blue River PetCare, L.L.C.	First Lien Revolver	3M SOFR + 5.00%	—	—	2/12/2026	8/1/2029	—	(1,418)	—	0.0%	(7) (8) (11) (13)
Blue River PetCare, L.L.C.	First Lien Delayed Draw Term Loan	3M SOFR + 5.00%	—	—	2/12/2026	8/1/2029	—	(3,874)	—	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	First Lien Term Loan	6M SOFR + 5.38%	1.00%	9.04%	6/30/2022	6/30/2029	24,012,226	23,887,078	23,130,977	16.9%	(5)
Paradigm Parent, LLC	First Lien Term Loan	3M SOFR + 4.50%	—	8.57%	7/24/2025	4/16/2032	2,970,000	2,711,131	2,772,005	2.0%	(5) (12)
RxB Holdings, Inc.	First Lien Term Loan	1M SOFR + 5.00%	—	8.90%	12/19/2025	12/23/2030	4,443,750	4,365,611	4,449,327	3.3%	(12)
Specialty Pharma III Inc.	First Lien Term Loan	3M SOFR + 4.50%	0.50%	8.23%	12/23/2025	12/23/2032	8,857,143	8,817,257	8,857,143	6.5%	(5)
Specialty Pharma III Inc.	First Lien Revolver	3M SOFR + 4.50%	0.50%	—	12/23/2025	12/23/2032	—	(5,084)	—	0.0%	(7) (8) (11) (13)
Summit Behavioral Healthcare, LLC	First Lien Term Loan	3M SOFR + 5.75%	0.75%	9.82%	5/19/2026	12/31/2029	2,000,000	1,976,499	2,029,380	1.5%	(12)
Total Healthcare & Pharmaceuticals								46,679,540	45,502,146	33.3%
High Tech Industries
Apryse Software Corp.	First Lien Term Loan	3M SOFR + 4.50%	—	8.57%	6/25/2025	6/26/2032	5,540,816	5,492,262	5,344,671	3.9%	(5)
Apryse Software Corp.	First Lien Revolver	3M SOFR + 4.50%	—	8.57%	6/25/2025	6/26/2032	269,388	265,626	253,133	0.2%	(7) (8) (13)
Bullhorn, Inc.	First Lien Term Loan	1M SOFR + 5.00%	1.00%	8.90%	11/10/2021	10/1/2029	14,678,370	14,678,370	14,152,884	10.4%	(5) (10)
Cornerstone OnDemand, Inc.	First Lien Term Loan	1M SOFR + 3.75%	0.50%	7.77%	6/4/2024	10/16/2028	2,885,557	2,820,696	1,830,265	1.3%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	First Lien Term Loan A	3M SOFR + 5.25%	—	9.29%	3/7/2025	12/15/2028	1,965,000	1,974,043	1,098,288	0.8%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	First Lien Term Loan B	3M SOFR + 4.00%	—	8.04%	1/13/2025	12/15/2028	3,930,000	3,852,737	2,188,538	1.6%	(5) (12)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
Flexera Software LLC	First Lien Term Loan	3M SOFR + 4.50%	0.50%	8.48%	12/29/2025	8/16/2032	3,799,527	3,791,878	3,502,404	2.6%	(5)
Flexera Software LLC	First Lien Amendment No. 1 Term Loan	3M SOFR + 4.50%	0.50%	8.48%	8/15/2025	8/16/2032	804,817	799,417	741,880	0.5%	(5)
Flexera Software LLC	First Lien Revolver	3M SOFR + 4.50%	0.50%	—	8/15/2025	8/16/2032	—	—	(16,861)	0.0%	(7) (8) (11) (13)
Medallia, Inc.	First Lien Second Out Term Loan	3M SOFR + 5.00%	0.75%	8.98%	7/30/2026	10/29/2031	1,458,333	1,458,333	1,458,333	1.1%	(5)
Medallia, Inc.	First Lien Third Out Term Loan	3M SOFR + 5.00%	0.75%	8.98%	7/30/2026	10/29/2031	6,319,444	6,319,444	6,244,875	4.6%	(5)
OID-OL Intermediate I, LLC	First Lien Term Loan	3M SOFR + 6.00%	—	9.82%	6/11/2025	2/1/2029	4,000,000	4,088,961	3,882,860	2.8%	(5) (12)
Planview Parent, Inc.	First Lien Term Loan	3M SOFR + 3.50%	—	7.57%	9/2/2025	12/17/2027	1,851,385	1,835,194	1,550,535	1.1%	(5) (12)
Virtusa Corporation	First Lien Term Loan B	1M SOFR +3.25%	0.75%	7.15%	8/17/2026	2/15/2029	831,202	791,300	809,903	0.6%	(12)
Total High Tech Industries								48,168,261	43,041,708	31.5%
Oil & Gas
FR BR Holdings, L.L.C.	First Lien Term Loan	3M SOFR + 4.25%	—	8.32%	6/18/2026	10/9/2030	2,142,850	2,150,299	2,158,921	1.6%	(12)
Total Oil & Gas								2,150,299	2,158,921	1.6%
Transportation: Cargo
Keystone Purchaser, LLC	First Lien Term Loan	3M SOFR + 5.75%	1.00%	10.09%	2/1/2022	5/7/2027	20,493,972	20,372,317	20,344,365	14.9%	(5)
Offen, Inc	First Lien Term Loan	1M SOFR + 5.00%	0.75%	8.90%	7/18/2025	7/22/2030	6,802,778	6,750,984	6,712,981	4.9%	(5)
Offen, Inc	First Lien Revolver	1M SOFR + 5.00%	0.75%	—	7/18/2025	7/23/2029	—	(8,505)	(14,667)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	First Lien Term Loan	3M SOFR + 5.25%	1.00%	9.00%	7/15/2025	7/15/2031	5,393,635	5,326,171	5,368,284	3.9%	(5)
VTC Buyer Corp.	First Lien Revolver	3M SOFR + 5.25%	1.00%	9.04%	7/15/2025	7/15/2031	801,724	781,091	793,621	0.6%	(7) (8) (9) (13)
VTC Buyer Corp.	First Lien Designated Delayed Draw Term Loan	3M SOFR + 5.25%	1.00%	9.09%	7/15/2025	7/15/2031	2,732,906	2,716,157	2,720,061	2.0%	(7) (8)
VTC Buyer Corp.	First Lien Future Expansion Delayed Draw Term Loan	3M SOFR + 5.25%	1.00%	9.10%	7/15/2025	7/15/2031	727,244	715,336	718,032	0.5%	(7) (8) (9) (13)
Total Transportation: Cargo								36,653,551	36,642,677	26.8%
Total Non-controlled/non-affiliated Debt Investments								$267,725,139	$252,893,257	185.1%
Equity
Business Services
Milestone Technologies Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,426,800	1.0%	(15)
Total Business Services								1,500,000	1,426,800	1.0%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	—	0.0%	(14) (15)
Total Consumer Goods: Non-durable								3,131,511	—	0.0%
Consumer Services
Wash & Wax Holdings LLC	Class A Common Share				4/30/2025	N/A	1,440	3,309,552	—	0.0%	(6) (15)
Total Consumer Services								3,309,552	—	0.0%
Healthcare & Pharmaceuticals
Amplity Topco, LLC	Preferred Class A Units				4/20/2026	N/A	5,850,000	—	1,629,986	1.2%	(6) (15)
Total Healthcare & Pharmaceuticals								—	1,629,986	1.2%
High Tech Industries
Medallia Topco LLC	Senior Preferred Units				7/30/2026	N/A	4,861,111	4,377,126	4,085,764	3.0%	(6) (15)
Medallia Topco LLC	Common Equity				7/30/2026	N/A	9,722	—	240,075	0.2%	(6) (15)
Total High Tech Industries								4,377,126	4,325,839	3.2%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	641,578	0.5%	(15)
Total Sovereign & Public Finance								200,000	641,578	0.5%
Transportation: Cargo
Mascarene VTC Investment Holdings LLC	Class A-1 Equity				7/8/2025	N/A	722,974	722,974	653,134	0.5%	(6) (15)
Total Transportation: Cargo								722,974	653,134	0.5%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (17)	Footnotes
Total Non-controlled/non-affiliated Equity Investments								$13,241,163	$8,677,337	6.4%
Total Non-controlled/non-affiliated Investments								$280,966,302	261,570,594	191.5%
Total Investments								$280,966,302	$261,570,594	191.5%
Liabilities in Excess of Other Assets									(124,947,126)	-91.5%
Total Net Assets									$136,623,468	100.0%

(1)
All of the Company’s investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.

(2)
Represents the interest rate in effect as of the reporting date and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or alternative base rate, which reset periodically based on the terms of the loan agreement. As of September 30, 2026, the 1-Month SOFR or “1M SOFR” was 3.91%, the 3-Month SOFR or “3M SOFR” was 4.08%, the 6-Month SOFR or “6M SOFR” was 4.27%, the Federal Funds Rate or “FFR” was 3.88% and the Prime Rate was 7.00%.
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
(10)
This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 5.1% of total assets as of September 30, 2026.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Level 2 investment.
(13)
As of September 30, 2026, the Company had the following commitments to fund various revolving and/or delayed draw term loans or equity. Such commitments are subject to certain conditions set forth in the documents governing these loans or equity and there can be no assurance that such conditions will be satisfied.

Portfolio Company	Type	Total Commitment	Funded Commitment	Expired/Reduced Commitment	Unfunded Commitment
Apryse Software Corp.	Revolver	$1,224,490	$269,388	$765,306	$189,796
Blue River PetCare, L.L.C.	Delayed Draw Term Loan	1,905,000	—	—	1,905,000
Blue River PetCare, L.L.C.	Revolver	347,000	—	—	347,000
Deerfield Dakota Holding, LLC	Revolver	750,000	262,500	—	487,500
Denali Intermediate Holdings, Inc.	Revolver	636,259	190,878	—	445,381
Flexera Software LLC	Revolver	215,611	—	—	215,611
Jackson Paper Manufacturing Company	Revolver	1,333,333	—	500,015	833,318
Milestone Technologies Inc.	Revolver	646,552	—	—	646,552
Milestone Technologies Inc.	Delayed Draw Term Loan	862,069	—	—	862,069
Mission Critical Group, LLC	Delayed Draw Term Loan	921,389	—	—	921,389
Mission Critical Group, LLC	Revolver	319,927	191,956	—	127,971
Montana Buyer Inc.	Revolver	2,450,000	—	1,421,647	1,028,353
Offen, Inc	Revolver	1,111,111	—	—	1,111,111
OneZero Financial Systems, LLC	Delayed Draw Term Loan	336,538	135,096	—	201,442
OneZero Financial Systems, LLC	Revolver	240,385	—	—	240,385
Specialty Pharma III Inc.	Revolver	1,142,857	—	—	1,142,857
Wash & Wax Systems LLC	Revolver	215,949	179,958	—	35,991
VTC Buyer Corp.	Revolver	1,724,138	801,724	—	922,414
VTC Buyer Corp.	Delayed Draw Term Loan	1,988,363	755,578	—	1,232,785
		$18,370,971	$2,787,078	$2,686,969	$12,896,925
(14)
Security is held through Connect America OFDL BDC Holdings, LLC, a wholly-owned subsidiary.
(15)
Investment is non-income producing.
(16)
Loan was on non-accrual status as of September 30, 2026.
(17)
Totals may not sum due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Onex Direct Lending BDC Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Non-controlled/non-affiliated Investments
Debt Investments
Automotive
Burgess Point Purchaser Corporation	Initial Term Loan (First Lien)	3M SOFR + 5.25%	—	9.19%	11/25/2024	7/25/2029	4,923,716	$4,696,356	$4,206,281	2.2%	(5) (12)
DexKo Global Inc.	Closing Date Dollar Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	7.58%	2/10/2025	10/4/2028	5,099,640	4,896,619	5,072,535	2.6%	(5) (12)
Innovative Xcessories Services LLC	Term Loan B	1M SOFR + 5.50%	1.00%	9.22%	8/15/2025	9/5/2029	995,000	976,670	995,209	0.5%	(5) (12)
RealTruck Group, Inc.	Second Amendment Incremental Term Loan	1M SOFR + 5.00%	0.75%	8.83%	3/7/2025	1/31/2028	6,805,730	6,781,272	5,328,887	2.7%	(5) (12)
Total Automotive								17,350,917	15,602,912	8.0%
Beverage, Food & Tobacco
Golden State Foods LLC	Initial Term Loan	3M SOFR + 4.00%	—	7.67%	9/16/2025	12/4/2031	497,481	496,303	501,212	0.3%	(5) (12)
SPLAT Super HoldCo, LLC	Initial Term Loan	1M SOFR + 5.00%	—	8.72%	8/4/2025	7/2/2032	2,397,772	2,351,962	2,259,900	1.2%	(5) (12)
SPLAT Super HoldCo, LLC	Delayed Draw Term Loan	1M SOFR + 5.00%	—	—	8/4/2025	7/2/2032	—	(2,175)	(5,878)	0.0%	(7) (8) (11) (12) (13)
Total Beverage, Food & Tobacco								2,846,090	2,755,234	1.4%
Business Services
AmSpec Parent, LLC	Term Loan	3M SOFR + 3.50%	—	7.17%	6/23/2025	12/22/2031	1,990,400	1,982,211	2,000,352	1.0%	(5) (12)
Axiom Global Inc.	Amendment No. 4 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.44%	8/1/2024	10/2/2028	14,775,000	14,672,233	14,627,249	7.5%	(5)
CoolSys, Inc.	Closing Date Initial Term Loan	3M SOFR + 4.75%	0.75%	8.78%	5/1/2024	8/11/2028	8,931,638	8,872,023	8,027,309	4.1%	(5) (9) (12)
Denali Intermediate Holdings, Inc.	Initial Term Loan	1M SOFR + 5.50%	0.75%	9.23%	8/26/2025	8/26/2032	6,362,586	6,302,303	6,309,140	3.3%	(5)
Denali Intermediate Holdings, Inc.	Revolving Credit Loan	1M SOFR + 5.50%	0.75%	—	8/26/2025	8/26/2032	—	(6,044)	(5,345)	0.0%	(7) (8) (11) (13)
Milestone Technologies, Inc.	Term Loan	3M SOFR + 5.00%	1.00%	8.67%	8/22/2025	8/22/2031	5,976,401	5,925,535	5,931,578	3.1%	(5)
Milestone Technologies, Inc.	Delayed Draw Term Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	—	(6,466)	0.0%	(7) (8) (11) (13)
Milestone Technologies, Inc.	Revolving Loan	3M SOFR + 5.00%	1.00%	—	8/22/2025	8/22/2031	—	(880)	(4,849)	0.0%	(7) (8) (11) (13)
Montana Buyer Inc.	Initial Term Loan	1M SOFR + 4.75%	0.75%	8.47%	7/22/2022	7/22/2029	8,835,023	8,728,543	8,835,023	4.6%	(5)
Montana Buyer Inc.	Revolving Loan	PRIME + 4.00%	0.75%	—	7/22/2022	7/22/2028	—	(8,749)	—	0.0%	(7) (8) (11) (13)
ONBE, Inc.	Initial Term Loan	1M SOFR + 5.50%	—	9.22%	7/25/2024	7/25/2031	4,950,000	4,864,693	4,869,315	2.5%	(5)
Renaissance Holding Corp.	2024-2 Term Loan (First Lien)	3M SOFR + 4.00%	0.50%	7.72%	6/11/2025	4/5/2030	6,091,633	5,568,209	5,337,458	2.7%	(5) (12)
The Ultimus Group Midco, LLC	Initial Term Loan	3M SOFR + 4.75%	0.75%	8.42%	7/1/2025	7/1/2032	4,330,827	4,288,397	4,302,244	2.2%	(5)
The Ultimus Group Midco, LLC	Initial Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(6,704)	(9,528)	0.0%	(7) (8) (11) (13)
The Ultimus Group Midco, LLC	Revolving Credit Loan	3M SOFR + 4.75%	0.75%	—	7/1/2025	7/1/2032	—	(5,024)	(3,573)	0.0%	(7) (8) (11) (13)
Total Business Services								61,176,746	60,209,907	31.0%
Chemicals
CP Iris Holdco I, Inc.	Delayed Draw Term Loan (First Lien)	1M SOFR + 4.00%	—	—	10/17/2025	10/27/2032	—	—	(1,236)	0.0%	(7) (8) (11) (12) (13)
CP Iris Holdco I, Inc.	Initial Term Loan (First Lien)	1M SOFR + 4.00%	—	7.72%	10/17/2025	10/27/2032	2,670,330	2,643,932	2,660,316	1.4%	(5) (12)
Hexion Holdings Corporation	2024 Refinancing Term Loan	1M SOFR + 4.00%	0.50%	7.73%	12/19/2024	3/15/2029	2,687,558	2,677,347	2,598,775	1.3%	(5) (12)
Total Chemicals								5,321,279	5,257,855	2.7%

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Construction & Building
Cornerstone Building Brands, Inc.	Tranche B Term Loan	1M SOFR + 3.25%	—	7.10%	3/7/2025	4/12/2028	1,466,329	1,362,026	1,156,200	0.6%	(5) (12)
CP Atlas Buyer, Inc.	Term Loan B	1M SOFR + 5.25%	—	8.97%	7/1/2025	7/8/2030	8,478,750	8,161,781	8,224,388	4.2%	(5) (12)
LBM Acquisition, LLC	Amendment No. 4 Refinancing Term Loan (First Lien)	1M SOFR + 5.00%	0.75%	8.73%	8/20/2025	6/6/2031	2,992,500	2,945,400	2,996,061	1.5%	(5) (12)
Mannington Mills, Inc.	Term Loan B	3M SOFR + 4.75%	—	8.42%	3/10/2025	3/25/2032	4,446,010	4,399,071	4,423,780	2.3%	(5) (12)
Park River Holdings, Inc.	2025 Refinancing Term Loan	3M SOFR + 4.50%	0.75%	8.49%	9/25/2025	3/15/2031	2,500,000	2,463,816	2,517,838	1.3%	(5) (12)
Total Construction & Building								19,332,094	19,318,267	10.0%
Consumer Goods: Durable
BCDI Meteor Acquisition, LLC	Initial Term Loan	3M SOFR + 7.00%	1.00%	10.77%	12/29/2022	6/29/2028	23,937,500	23,616,720	23,674,187	12.2%	(5)
Hy Cite Enterprises, LLC	Term Loan	3M SOFR + 8.00%	1.50%	12.14%	11/12/2021	11/10/2026	17,507,848	17,406,373	17,507,848	9.0%	(5)
Total Consumer Goods: Durable								41,023,093	41,182,035	21.2%
Consumer Goods: Non-durable
Connect America.com, LLC	Term Loan B	3M SOFR + 5.75%	1.75%	9.42%	10/11/2024	10/11/2029	4,962,500	4,962,500	4,950,094	2.6%	(5)
Wellful Inc.	Tranche A Term Loan	1M SOFR + 5.00%	1.00%	8.83%	12/31/2024	4/19/2030	7,478,362	7,478,362	7,403,578	3.8%	(5) (12)
Total Consumer Goods: Non-durable								12,440,862	12,353,672	6.4%
Consumer Services
Wash & Wax Holdings LLC	HoldCo Term Loan	12.00%	—	12.00% PIK	4/30/2025	7/30/2028	2,340,615	2,340,615	2,340,615	1.2%
Wash & Wax Systems LLC	Initial Term Loan	3M SOFR + 5.50%	1.00%	9.34%	4/30/2025	4/30/2028	3,369,503	3,369,503	3,369,503	1.7%	(5)
Wash & Wax Systems LLC	Revolving Loan	3M SOFR + 5.50%	1.00%	9.28%	4/30/2025	4/30/2028	143,966	143,966	143,966	0.1%	(7) (8) (13)
Total Consumer Services								5,854,084	5,854,084	3.0%
Containers, Packaging & Glass
Valcour Packaging, LLC	Tranche A-1 Term Loan	1M SOFR + 5.25%	1.00%	8.99%	10/17/2024	10/4/2028	234,521	236,673	237,258	0.1%	(12)
Total Containers, Packaging & Glass								236,673	237,258	0.1%
Environmental Industries
Northstar Group Services, Inc.	Term B Loan (2024)	3M SOFR + 4.75%	0.50%	8.59%	5/27/2025	5/31/2030	2,481,108	2,469,993	2,504,753	1.3%	(5) (12)
Total Environmental Industries								2,469,993	2,504,753	1.3%
Financial Services
Deerfield Dakota Holding, LLC	Initial Term Loan	3M SOFR + 3.00%	0.75%	9.42% (2.75% PIK)	9/12/2025	9/13/2032	8,067,222	7,990,666	7,986,550	4.1%	(5) (12)
Deerfield Dakota Holding, LLC	Initial Revolving Credit	3M SOFR + 3.00%	0.75%	—	9/12/2025	9/13/2032	—	(7,174)	(7,500)	0.0%	(7) (8) (11) (12) (13)
OneZero Financial Systems, LLC	Initial Term Loan	3M SOFR + 5.00%	0.75%	8.84%	10/7/2024	10/7/2031	1,908,654	1,892,323	1,908,654	1.0%	(5)
OneZero Financial Systems, LLC	Delayed Draw Term Loan	3M SOFR + 5.00%	0.75%	8.84%	10/7/2024	10/7/2031	112,611	111,215	112,611	0.1%	(7) (8) (13)
OneZero Financial Systems, LLC	Revolving Loan	3M SOFR + 5.00%	0.75%	—	10/7/2024	10/7/2031	—	(1,980)	—	0.0%	(7) (8) (11) (13)
The Edelman Financial Engines Center, LLC	2024 Refinancing Term Loan (Second Lien)	1M SOFR + 5.25%	—	8.97%	5/23/2024	10/6/2028	2,000,000	1,996,891	2,000,840	1.0%	(5) (12)
Total Financial Services								11,981,941	12,001,155	6.2%
Forest Products & Paper
Jackson Paper Manufacturing Company	Initial Term Loan	1M SOFR + 6.50%	1.00%	10.47%	10/1/2021	8/26/2028	10,729,630	10,687,569	10,622,334	5.5%	(5)
Jackson Paper Manufacturing Company	Revolving Loan	1M SOFR + 6.50%	1.00%	—	10/1/2021	8/26/2028	—	(3,972)	(13,333)	0.0%	(7) (8) (11) (13)
Total Forest Products & Paper								10,683,597	10,609,001	5.5%
Healthcare & Pharmaceuticals
Amplity Parent, Inc.	Restatement Date Term Loan (First Lien)	3M SOFR + 6.00%	1.00%	12.32% (2.50% PIK)	2/4/2022	1/31/2027	20,913,088	20,727,312	3,804,091	2.0%	(5) (17)
Amplity Parent, Inc.	Revolving Credit Facility	3M SOFR + 6.00%	1.00%	12.32% (2.50% PIK)	2/4/2022	1/31/2027	1,479,188	1,461,370	(342,747)	-0.2%	(8) (13) (17)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Celerion Buyer, Inc.	Term Loan (First Lien)	3M SOFR + 5.00%	0.75%	8.89%	11/7/2022	11/5/2029	9,872,774	9,742,410	9,823,409	5.1%	(5)
Celerion Buyer, Inc.	Revolving Loan	3M SOFR + 5.00%	0.75%	—	11/7/2022	11/3/2028	—	(13,637)	(5,754)	0.0%	(7) (8) (11) (13)
MMS Bidco LLC	Term Loan (First Lien)	6M SOFR + 5.38%	1.00%	9.07%	6/30/2022	6/30/2029	24,190,556	24,007,704	23,031,829	11.9%	(5)
Paradigm Parent, LLC	Initial Term Loan	3M SOFR + 4.50%	—	8.82%	7/24/2025	4/16/2032	2,992,500	2,705,895	2,643,230	1.4%	(5) (12)
RxB Holdings, Inc.	Term Loan	1M SOFR + 5.00%	—	8.73%	12/19/2025	12/23/2030	4,500,000	4,410,042	4,449,398	2.3%	(12)
Specialty Pharma III Inc.	Initial Term Loan	3M SOFR + 4.75%	0.50%	8.44%	12/23/2025	12/23/2032	8,857,143	8,813,208	8,812,857	4.5%
Specialty Pharma III Inc.	Revolving Loan	3M SOFR + 4.75%	0.50%	—	12/23/2025	12/23/2032	—	(5,694)	(5,714)	0.0%	(7) (8) (11) (13)
Total Healthcare & Pharmaceuticals								71,848,610	52,210,599	26.9%
High Tech Industries
Apryse Software Corp.	Term Loan	3M SOFR + 4.75%	—	8.44%	6/25/2025	6/26/2032	14,775,510	14,634,298	14,720,841	7.6%	(5)
Apryse Software Corp.	Revolving Credit Facility	3M SOFR + 4.75%	—	—	6/25/2025	6/26/2032	—	(11,340)	(4,531)	0.0%	(7) (8) (11) (13)
Bullhorn, Inc.	Amendment No. 1 Term Loan	1M SOFR + 5.00%	1.00%	8.72%	11/10/2021	10/1/2029	14,678,370	14,678,370	14,596,170	7.5%	(5) (10)
Commscope, LLC	Initial Term Loan	1M SOFR + 4.75%	2.00%	8.47%	10/30/2024	12/17/2029	4,791,123	4,766,360	4,806,358	2.5%	(10) (12)
Cornerstone OnDemand, Inc.	Initial Term Loan (First Lien)	1M SOFR + 3.75%	0.50%	7.58%	6/4/2024	10/16/2028	2,908,361	2,822,713	2,680,695	1.4%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche A Term Loan	3M SOFR + 5.25%	—	8.94%	3/7/2025	12/15/2028	1,980,000	1,991,841	1,838,509	0.9%	(5) (12)
FINThrive Software Intermediate Holdings, Inc.	Tranche B Term Loan	3M SOFR + 4.00%	—	7.69%	1/13/2025	12/15/2028	3,960,000	3,858,998	3,584,731	1.8%	(5) (12)
Flexera Software LLC	Amendment No. 1 Term Loan	3M SOFR + 4.50%	0.50%	8.19%	12/29/2025	8/16/2032	804,817	798,781	798,781	0.4%
Flexera Software LLC	Initial USD Term Loan	3M SOFR + 4.50%	0.50%	8.35%	8/15/2025	8/16/2032	3,799,527	3,789,738	3,771,031	1.9%	(5)
Flexera Software LLC	Revolving Loan	3M SOFR + 4.50%	0.50%	—	8/15/2025	8/16/2032	—	—	(1,617)	0.0%	(7) (8) (11) (13)
Medallia, Inc.	Initial Term Loan	6M SOFR + 6.00%	0.75%	9.70% (4.00% PIK)	10/29/2021	10/29/2028	27,476,462	27,270,842	21,761,358	11.2%	(5)
OID-OL Intermediate I, LLC	Initial First Out Term Loan (First Lien)	3M SOFR + 6.00%	—	9.84%	6/11/2025	2/1/2029	7,000,000	7,192,725	7,204,155	3.7%	(5) (12)
Planview Parent, Inc.	2024-B Incremental Term Loan (First Lien)	3M SOFR + 3.50%	—	7.17%	9/2/2025	12/17/2027	1,865,554	1,840,050	1,795,307	0.9%	(5) (12)
Total High Tech Industries								83,633,376	77,551,788	40.0%
Insurance
Foundation Risk Partners, Corp.	Term Loan	3M SOFR + 4.75%	0.75%	8.42%	3/8/2023	10/29/2030	9,952,252	9,778,584	9,952,252	5.1%	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	3M SOFR + 4.75%	0.75%	8.42%	3/8/2023	10/29/2030	4,651,189	4,607,818	4,651,189	2.4%	(5)
Total Insurance								14,386,402	14,603,441	7.5%
Media: Advertising, Printing & Publishing
Summer (BC) Bidco B LLC	Extended Facility B (USD)	3M SOFR + 5.00%	—	8.93%	2/7/2025	2/15/2029	3,721,662	3,722,167	3,490,231	1.8%	(5) (10) (12)
Total Media: Advertising, Printing & Publishing								3,722,167	3,490,231	1.8%
Retail
Victra Holdings, LLC	Fifth Amendment Incremental Term Loan	3M SOFR + 3.75%	0.75%	7.42%	3/3/2025	3/30/2029	5,085,844	5,112,187	5,099,347	2.6%	(5) (12)
Total Retail								5,112,187	5,099,347	2.6%
Sovereign & Public Finance
S4T Holdings Corp.	Delayed Draw Term Loan	1M SOFR + 4.75%	1.00%	8.47%	12/27/2021	12/28/2026	4,432,273	4,425,159	4,432,273	2.3%	(5)
Total Sovereign & Public Finance								4,425,159	4,432,273	2.3%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Add-on Term Loan B	3M SOFR + 4.00%	0.75%	7.89%	11/14/2024	4/8/2030	1,722,550	1,726,382	1,735,469	0.9%	(5) (12)
Keystone Purchaser, LLC	Term Loan	1M SOFR + 5.75%	1.00%	9.77%	2/1/2022	5/7/2027	20,652,618	20,454,462	20,326,307	10.5%	(5)

Portfolio Company (1)	Investment Type	Reference Rate and Spread (2)	Floor	Interest Rate (2)	Initial Acquisition Date	Maturity Date	Par/Shares	Amortized Cost (3)	Fair Value (4)	% of Net Assets (18)	Footnotes
Offen, Inc	Initial Term Loan	1M SOFR + 5.00%	0.75%	8.82%	7/18/2025	7/22/2030	6,854,444	6,789,946	6,812,632	3.5%	(5)
Offen, Inc	Initial Revolving Loan	1M SOFR + 5.00%	0.75%	—	7/18/2025	7/23/2029	—	(10,175)	(6,778)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Term A Loan	3M SOFR + 5.25%	1.00%	9.15%	7/15/2025	7/15/2031	5,434,495	5,356,820	5,365,477	2.8%	(5)
VTC Buyer Corp.	Advance Revolver	3M SOFR + 5.25%	1.00%	—	7/15/2025	7/15/2031	—	(23,855)	(21,897)	0.0%	(7) (8) (11) (13)
VTC Buyer Corp.	Designated DDTL	3M SOFR + 5.25%	1.00%	9.01%	7/15/2025	7/15/2031	2,839,383	2,819,675	2,803,323	1.4%	(7) (8) (11)
VTC Buyer Corp.	Future Expansion DDTL	3M SOFR + 5.25%	1.00%	8.99%	7/15/2025	7/15/2031	755,578	741,730	730,326	0.4%	(7) (8) (11) (13)
Total Transportation: Cargo								37,854,985	37,744,859	19.4%
Wholesale
IMB Midco LLC	Term Loan A	6M SOFR + 5.00%	1.00%	9.45% (4.00% PIK)	5/20/2024	4/27/2028	10,398,577	9,365,631	5,784,729	3.0%	(5)
IMB Midco LLC	Term Loan B	8.00%	—	8.00% PIK	5/20/2024	4/27/2028	6,131,575	4,974,599	214,605	0.1%	(17)
IMB Midco LLC	Revolving Loan	3M SOFR + 7.00%	1.00%	—	10/1/2021	4/27/2028	—	(2,413)	(226,384)	-0.1%	(7) (8) (11) (13)
Total Wholesale								14,337,817	5,772,950	3.0%

Total Non-controlled/non-affiliated Debt Investments								426,038,072	388,791,621	200.3%
Equity
Business Services
Milestone Technologies, Inc. (Maverick Acquisition Holdings, LP)	Common Equity				12/7/2022	N/A	1,500,000	1,500,000	1,422,750	0.7%	(16)
Total Business Services								1,500,000	1,422,750	0.7%
Consumer Goods: Non-durable
Connect America.com, LLC	Common Equity				12/15/2022	N/A	24,048	3,131,511	2,313,775	1.2%	(14) (16)
Total Consumer Goods: Non-durable								3,131,511	2,313,775	1.2%
Consumer Services
Wash & Wax Holdings LLC	Class A Common Share				4/30/2025	N/A	1,440	3,309,552	1,550,053	0.8%	(16)
Total Consumer Services								3,309,552	1,550,053	0.8%
Sovereign & Public Finance
S4T Holdings Corp. (Vistria ESS Holdings, LLC)	Equity Units				12/27/2021	N/A	200	200,000	542,123	0.3%	(16)
Total Sovereign & Public Finance								200,000	542,123	0.3%
Transportation: Cargo
Mascarene VTC Investment Holdings LLC	Class A-1 Equity				7/8/2025	N/A	722,974	722,974	744,663	0.4%	(6) (16)
Total Transportation: Cargo								722,974	744,663	0.4%
Wholesale
IMB Holdco LLC	Class A Common Units				10/1/2021	N/A	3,400	3,400,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series P Units				5/15/2023	N/A	374	374,000	—	0.0%	(6) (16)
IMB Holdco LLC	Series Z Units				5/20/2024	N/A	164	163,748	10,045	0.0%	(6) (16)
Total Wholesale								3,937,748	10,045	0.0%
Total Non-controlled/non-affiliated Equity Investments								12,801,785	6,583,409	3.4%
Total Non-controlled/non-affiliated Investments								$438,839,857	395,375,030	203.7%	(19)
Liabilities in Excess of Other Assets									(201,273,242)	-103.7%
Total Net Assets									$194,101,788	100.0%
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

Loan origination fees, original issue discount and market discount are capitalized, and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

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

For the three months ended September 30, 2026 and 2025, the Company incurred administrative fees of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred administrative fees of $0.7 million and $0.8 million, respectively.

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

monitors investments; performs due diligence on prospective portfolio companies; exercises voting rights in respect of portfolio securities and other investments; serves on, and exercise observer rights for, boards of directors and similar committees of the Company’s portfolio companies; negotiates, obtains and manages financing facilities and other forms of leverage; and provides the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

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

For the three months ended September 30, 2026 and 2025, management fees were $0.4 million and $0.7 million, respectively. For the nine months ended September 30, 2026 and 2025, management fees were $1.4 million and $2.2 million, respectively.

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

For the three months ended September 30, 2026 and 2025, incentive fees were $0.0 million and $0.0 million, respectively. For the nine months ended September 30, 2026 and 2025, incentive fees were $0.0 million and $0.9 million, respectively.

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

Shares Held by Affiliated Accounts

As of September 30, 2026 and December 31, 2025, certain entities affiliated with the Company held shares of the Company. As of September 30, 2026 and December 31, 2025, the Adviser and its affiliates held an aggregate of 1,890,563 and 1,890,555 shares (includes shares held by Convex Re Limited, a Bermuda corporation, which is directly controlled by Onex Corporation (“Onex Corp.”)), approximately 23.6% and 20.3% of the Company’s outstanding shares, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt	$267,725,139	$252,893,257	$426,038,072	$388,791,621
Equity	13,241,163	8,677,337	12,801,785	6,583,409
Total Investments	$280,966,302	$261,570,594	$438,839,857	$395,375,030

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

As of September 30, 2026 and December 31, 2025, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. Detailed information with respect to the Company’s non-controlled, non-affiliated and non-controlled, affiliated investments is included in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Automotive	$8,613,464	3.3%	$15,602,912	3.9%
Beverage, Food & Tobacco	—	—%	2,755,234	0.7%
Business Services	49,852,978	19.1%	61,632,657	15.6%
Chemicals	—	—%	5,257,855	1.3%
Construction & Building	13,405,730	5.2%	19,318,267	4.9%
Consumer Goods: Durable	24,366,254	9.3%	41,182,035	10.4%
Consumer Goods: Non-durable	8,713,936	3.3%	14,667,447	3.7%
Consumer Services	3,841,255	1.5%	7,404,137	1.9%
Containers, Packaging & Glass	1,245,712	0.5%	237,258	0.1%
Environmental Industries	—	—%	2,504,753	0.6%
Financial Services	10,313,022	3.9%	12,001,155	3.0%
Forest Products & Paper	6,622,254	2.5%	10,609,001	2.7%
Healthcare & Pharmaceuticals	47,132,132	18.0%	52,210,599	13.2%
High Tech Industries	47,367,547	18.1%	77,551,788	19.6%
Insurance	—	—%	14,603,441	3.7%
Media: Advertising, Printing & Publishing	—	—%	3,490,231	0.9%
Oil & Gas	2,158,921	0.8%	—	—%
Retail	—	—%	5,099,347	1.3%
Sovereign & Public Finance	641,578	0.2%	4,974,396	1.3%
Transportation: Cargo	37,295,811	14.3%	38,489,522	9.7%
Wholesale	—	—%	5,782,995	1.5%
Total Investments	$261,570,594	100.0%	$395,375,030	100.0%

	September 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
United States	$261,570,594	100.0%	$391,884,799	99.1%
United Kingdom	—	—%	3,490,231	0.9%
Total Investments	$261,570,594	100.0%	$395,375,030	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Debt	$—	$54,814,384	$198,078,873	$252,893,257
Equity	—	—	8,677,337	8,677,337
Total Investments	$—	$54,814,384	$206,756,210	$261,570,594

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Debt	$—	$109,773,246	$279,018,375	$388,791,621
Equity	—	—	6,583,409	6,583,409
Total Investments	$—	$109,773,246	$285,601,784	$395,375,030

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2026:

	Debt	Equity	Total
Balance as of January 1, 2026	$279,018,375	$6,583,409	$285,601,784
Purchases and drawdowns of investments	17,688,561	4,377,126	22,065,687
Proceeds from principal pre-payments and sales of investments	(79,626,722)	(13,612)	(79,640,334)
Payment-in-kind	1,305,613	—	1,305,613
Net accretion of discount on investments	878,649	—	878,649
Net change in unrealized appreciation (depreciation) on investments	26,710,409	1,654,550	28,364,959
Net realized gain (loss) on investments	(47,896,012)	(3,924,136)	(51,820,148)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Balance as of September 30, 2026	$198,078,873	$8,677,337	$206,756,210
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(5,664,291)	$(2,273,153)	$(7,937,444)

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

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of September 30, 2026 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Debt	$181,724,481	Discounted cash flow	Discount rate	4.4% - 8.6% (6.4%)	Decrease
	12,513,140	Discounted cash flow Yield analysis	Discount rate Market yield	5.9% - 9.0% (7.9%) 33.5% (33.5%)	Decrease
	3,841,255	Enterprise value waterfall Discounted cash flow Yield analysis	EBITDA Multiple Discount rate Market yield	10.9x (10.9x) 8.5% (8.5%) 34.5% (34.5%)	Increase Decrease Decrease
Equity	4,085,764	Discounted cash flow	Discount rate	14.8% (14.8%)	Decrease
	240,075	Enterprise value waterfall	Revenue multiple	2.1x - 2.3x (2.2x)	Increase
	4,351,495	Enterprise value waterfall	EBITDA Multiple	7.2x - 15.4x (9.0x)	Increase
$206,756,210

The valuation techniques and significant unobservable inputs used in the valuation of Level 3 investments as of December 31, 2025 were as follows:

Investment type	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Debt	$216,757,640	Discounted cash flow	Discount rate	4.4% - 11.8% (6.0%)	Decrease
	22,457,942	Yield analysis	Market yield	9.9% - 11.6% (11.2%)	Decrease
	9,234,293	Enterprise value waterfall	EBITDA multiple	6.0x - 8.5x (7.6x)	Increase
	21,761,358	Discounted cash flow Yield analysis	Discount rate Market yield	11.9% (11.9%) 29.9% (29.9%)	Decrease
	8,807,143	Recent transactions	Transaction price	N/A	N/A
Equity	6,583,408	Enterprise value waterfall	EBITDA multiple	6.4x - 14.8x (11.3x)	Increase
$285,601,784

During the quarter ended September 30, 2026, the valuation method used for certain investments classified as (i) "High Tech Industries" amounting to $7.7 million changed from an enterprise value waterfall valuation method to the discounted cash flow valuation method, reflecting the valuation technique for the newly issued securities received from a portfolio company post-restructuring of such portfolio company, (ii) "Healthcare & Pharmaceuticals" amounting to $4.0 million changed from a discounted cash flow valuation method to a blend of discounted cash flow and yield analysis, reflecting updated assessments of post-restructuring performance and is intended to more accurately reflect the go forward performance of such investments, and (iii) “Consumer Services” amounting to $3.8 million changed from a discounted cash flow to a combination of discounted cash flow and yield analysis and an enterprise value waterfall method, and is intended to more accurately reflect the go forward performance of such investments.

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

Note 5. Borrowings

On October 4, 2021, the ODL SPV, as borrower, and the Company, solely in its capacities as equity holder and collateral manager, entered into a Loan and Servicing Agreement with Société Générale, as initial lender and agent, and certain financial institutions (the “Lenders”), and U.S. Bank National Association as collateral agent and collateral custodian (the “SPV Facility”), as amended on December 27, 2021, as further amended on March 31, 2022, July 14, 2022 and on April 4, 2023, pursuant to which the amount made available to ODL SPV was increased from $100.0 million to $340.0 million. Borrowings under the SPV Facility bore interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). ODL SPV was obligated to pay an unused commitment fee at a rate of (1) 1.00% if the amount drawn under the SPV Facility was less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility was greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage was equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company was obligated to pay a fee of 0.20% per annum on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility was scheduled to terminate on October 2, 2026, but on October 3, 2024, the ODL SPV terminated and repaid in full the SPV Facility.

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

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Total Borrowing Capacity	Principal Outstanding	Total Borrowing Capacity	Principal Outstanding
SMBC Facility	$300,000,000	$136,000,000	$300,000,000	$219,000,000
OUSH Loan	20,000,000	—	—	—
Revolving OCF II Loan	—	—	80,000,000	—
	$320,000,000	$136,000,000	$380,000,000	$219,000,000

Due to the short-term nature of the SMBC Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$2,387,339	$4,218,320	$8,519,077	$12,516,017
Amortization of deferred financing costs	134,397	134,397	398,810	398,810
Total interest and credit facility expense	$2,521,736	$4,352,717	$8,917,887	$12,914,827
Average debt outstanding	$143,602,151	$251,903,226	$180,083,942	$252,175,182
Weighted average interest rate	5.6%	6.5%	5.7%	6.5%

Note 6. Share Transactions

The Company is authorized to issue an unlimited number of common shares at $0.001 par value per share.

There were no shares issued and proceeds received during the nine months ended September 30, 2026.

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

The following table summarizes the distribution declarations and common shares issued pursuant to the DRP for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 4, 2026	March 5, 2026	March 19, 2026	$0.54	$4,784,311	10,517
May 6, 2026	May 12, 2026	June 18, 2026	0.53	4,466,222	11,426
August 5, 2026	August 11, 2026	September 17, 2026	0.53	4,248,664	3,375
			$1.60	$13,499,197	25,318

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

The following table presents the share repurchases completed during the nine months ended September 30, 2026:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 9, 2026	February 6, 2026	466,307	$20.81	466,307	— (1)
April 13, 2026	May 8, 2026	443,518	$18.75	443,518	— (2)
July 13, 2026	August 7, 2026	421,913	$17.31	421,913	— (3)
				1,331,738
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
(3)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 7.38% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

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

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net investment income (loss) after excise tax	$3,582,345	$6,486,152	$12,798,217	$20,810,684
Net increase (decrease) in net assets resulting from operations	2,019,162	(4,052,151)	(19,147,516)	(2,219,640)
Weighted average common shares outstanding—basic and diluted	8,202,860	10,019,589	8,628,441	10,531,935
Net investment income (loss) per common share —basic and diluted	$0.44	$0.65	$1.48	$1.98
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$0.25	$(0.40)	$(2.22)	$(0.21)

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

Taxable Subsidiaries

Certain of the Company’s subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2026 and December 31, 2025, there were deferred tax assets of $1.8 million and $1.3 million, offset by valuation allowances of $1.8 million and $1.3 million, respectively, for taxable subsidiaries. The cumulative deferred tax asset has been fully offset by a valuation allowance due to uncertainty about the Company’s ability to utilize these net operating losses in future years.

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$20.81	$23.39
Results of operations:
Net investment income (loss) (1)	1.48	1.98
Net realized and unrealized gain (loss) (2)	(3.65)	(2.21)
Net increase (decrease) in net assets resulting from operations (1)	(2.17)	(0.23)
Shareholder distributions: (3)
Distributions from net investment income	(1.60)	(1.63)
Net decrease in net assets resulting from shareholder distributions	(1.60)	(1.63)
Net asset value, end of period	$17.04	$21.53
Shares outstanding, end of period	8,019,722	9,797,360
Total return based on net asset value (4)	(11.0)%	(1.1)%
Ratio/Supplemental Data:
Net assets, end of period	$136,623,468	$210,915,520
Ratio of net investment income (loss) after excise tax to average net assets (5)	10.32%	11.55%
Ratio of total expenses after excise tax to average net assets (5)	10.13%	9.99%
Average debt outstanding	$180,083,942	$252,175,182
Portfolio turnover	12%	38%
Total amount of senior securities outstanding	$136,000,000	$256,000,000
Asset coverage per unit (6)	$2,005	$1,824

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2026, the Company is not aware of any pending or threatened litigation.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2026	December 31, 2025
Unfunded delayed draw term loan commitments	$5,122,685	$4,193,437
Unfunded revolver obligations	7,774,240	13,074,543
	$12,896,925	$17,267,980

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

On November 2, 2026, the Board declared a quarterly dividend of $0.56 per share for the Company’s shareholders of record as of November 10, 2026, payable on December 17, 2026.

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

Overview

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, invest at least 70% of our total assets in “qualifying assets”, meet certain source-of-income and asset diversification requirements, and timely distribute to our shareholders generally at least 90% of our investment company taxable income for each year. As of September 30, 2026 and December 31, 2025, the total amount of non-qualifying assets to total assets was approximately 5.1% and 5.5%, respectively.

Our investment objective is to generate current income while preserving capital, and to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns.

We invest primarily in high-quality senior secured first lien loans and other credit investments of “middle market companies” located in the United States. We define “high-quality” as investments deemed by the Adviser, after diligence and underwriting, to have favorable risk-reward characteristics including, but not limited to, a low probability of default, favorable investment terms, and an appropriate capital structure to companies of high creditworthiness with stable cash flow generation. We may also seek to invest in the subordinated debt and equity, including warrants, options, and convertible instruments, of middle market companies.

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

Leverage

The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing, and general economic and market conditions. We are permitted to incur indebtedness as long as immediately after such incurrence we have an asset coverage ratio of at least 150%.

Portfolio and Investment Activity

As of September 30, 2026, we had investments in 43 portfolio companies with an aggregate fair value of $261.6 million. As of September 30, 2026 and December 31, 2025, the total amount of non-qualifying assets to total assets was approximately 5.1% and 5.5%, respectively.

Our investment activity for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investments made in portfolio companies	$16,735,137	$70,131,602	$41,885,591	$189,956,959
Investments repayments or sold	(42,158,672)	(121,590,096)	(146,873,808)	(281,897,407)
Net investment activity	$(25,423,535)	$(51,458,494)	$(104,988,217)	$(91,940,448)
Portfolio companies at beginning of period	43	55	57	50
Number of investments in new portfolio companies	4	13	11	30
Number of exited portfolio companies	4	9	25	21
Portfolio companies at end of period	43	59	43	59
Percentage of investment commitments at floating rates	99.1%	98.7%	99.1%	98.7%
Percentage of investment commitments at fixed rates	0.9%	1.3%	0.9%	1.3%
Weighted average contractual interest rate of investments based on par	9.27%	9.71%	9.27%	9.71%

The following table summarizes our top ten portfolio companies and industries based on fair value as of September 30, 2026:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
BCDI Meteor Acquisition, LLC	8.9%	Business Services	19.1%
MMS Bidco LLC	8.8%	High Tech Industries	18.1%
Keystone Purchaser, LLC	7.8%	Healthcare & Pharmaceuticals	18.0%
Axiom Global Inc.	5.4%	Transportation: Cargo	14.3%
Bullhorn, Inc.	5.4%	Consumer Goods: Durable	9.3%
VTC Buyer Corp.	3.7%	Construction & Building	5.2%
Specialty Pharma III Inc.	3.4%	Financial Services	3.9%
Montana Buyer Inc.	3.3%	Consumer Goods: Non-durable	3.3%
Deerfield Dakota Holding, LLC	3.2%	Automotive	3.3%
Medallia, Inc.	2.9%	Forest Products & Paper	2.5%

The following table summarizes our top ten portfolio companies and industries based on fair value as of December 31, 2025:

Portfolio Company	% of Portfolio	Industry	% of Portfolio
BCDI Meteor Acquisition, LLC	6.0%	High Tech Industries	19.6%
MMS Bidco LLC	5.8%	Business Services	15.6%
Medallia, Inc.	5.5%	Healthcare & Pharmaceuticals	13.2%
Keystone Purchaser, LLC	5.1%	Consumer Goods: Durable	10.4%
Hy Cite Enterprises, LLC	4.4%	Transportation: Cargo	9.7%
Apryse Software Corp.	3.7%	Construction & Building	4.9%
Axiom Global Inc.	3.7%	Automotive	3.9%
Bullhorn, Inc.	3.7%	Consumer Goods: Non-durable	3.7%
Foundation Risk Partners, Corp.	3.7%	Insurance	3.7%
Jackson Paper Manufacturing Company	2.7%	Financial Services	3.0%

The industry composition of our portfolio at fair value at September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Automotive	3.3%	3.9%
Beverage, Food & Tobacco	—%	0.7%
Business Services	19.1%	15.6%
Chemicals	—%	1.3%
Construction & Building	5.2%	4.9%
Consumer Goods: Durable	9.3%	10.4%
Consumer Goods: Non-durable	3.3%	3.7%
Consumer Services	1.5%	1.9%
Containers, Packaging & Glass	0.5%	0.1%
Environmental Industries	—%	0.6%
Financial Services	3.9%	3.0%
Forest Products & Paper	2.5%	2.7%
Healthcare & Pharmaceuticals	18.0%	13.2%
High Tech Industries	18.1%	19.6%
Insurance	—%	3.7%
Media: Advertising, Printing & Publishing	—%	0.9%
Oil & Gas	0.8%	—%
Retail	—%	1.3%
Sovereign & Public Finance	0.2%	1.3%
Transportation: Cargo	14.3%	9.7%
Wholesale	—%	1.5%
Total Investments	100.0%	100.0%

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt	$267,725,139	$252,893,257	$426,038,072	$388,791,621
Equity	13,241,163	8,677,337	12,801,785	6,583,409
Total Investments	$280,966,302	$261,570,594	$438,839,857	$395,375,030

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing	$261,139,467	99.8%	$391,699,081	99.1%
Non-accrual	431,127	0.2%	3,675,949	0.9%
Total Investments	$261,570,594	100.0%	$395,375,030	100.0%

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

As of September 30, 2026, there was one investment on non-accrual status. As of December 31, 2025, there were two investments on non-accrual status.

Results of Operations

Our operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$7,215,849	$12,296,106	$25,339,539	$39,227,140
Net expenses before excise tax	3,633,504	5,809,954	12,590,297	18,393,345
Net investment income before excise tax	3,582,345	6,486,152	12,749,242	20,833,795
Excise tax expense (benefit)	—	—	(48,975)	23,111
Net investment income after excise tax	3,582,345	6,486,152	12,798,217	20,810,684
Net realized and unrealized gain (loss)	(1,563,183)	(10,538,303)	(31,945,733)	(23,030,324)
Net increase (decrease) in net assets resulting from operations	$2,019,162	$(4,052,151)	$(19,147,516)	$(2,219,640)
Net investment income per common share—basic and diluted	$0.44	$0.65	$1.48	$1.98
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$0.25	$(0.40)	$(2.22)	$(0.21)

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

Investment income for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$6,781,077	$11,645,167	$23,380,052	$36,566,950
Payment-in-kind interest income	382,050	631,124	1,755,929	2,136,192
Dividend income	—	—	—	103,602
Other income	52,722	19,815	203,558	420,396
Total investment income	$7,215,849	$12,296,106	$25,339,539	$39,227,140
Weighted average contractual interest rate on performing interest bearing investments	9.24%	9.57%	9.24%	9.57%
Weighted average contractual interest rate on all interest bearing investments	9.27%	9.71%	9.27%	9.71%

For the three months ended September 30, 2026 and 2025, we have generated interest income, including PIK, of $7.2 million and $12.3 million, respectively. For the nine months ended September 30, 2026 and 2025, we have generated interest income, including PIK, of $25.1 million and $38.7 million, respectively. Such revenues represent cash interest earned as well as non-cash income consisting of accretion of original issue discounts and PIK. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Interest income decreased primarily as a result of the unscheduled paydowns, lower weighted average contractual interest rate in our portfolio, and loans placed on non-accrual status. The average position size of our portfolio and weighted average yield of our portfolio at par at September 30, 2026 and 2025 were as follows:

	September 30,
	2026	2025
Average position size of portfolio (in millions)	$4.8	$6.5
Weighted average contractual interest rate of investments based on par	9.27%	9.71%

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

Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fee	$431,818	$666,623	$1,402,834	$2,158,234
Incentive fee	—	—	—	878,959
Administration fee	231,045	216,935	712,925	777,090
Professional fees	167,820	307,699	808,087	889,162
Trustees’ fees	43,000	43,000	132,902	132,431
Interest and credit facility expense	2,521,736	4,352,717	8,917,887	12,914,827
Other general and administrative expense	238,085	222,980	615,662	642,642
Total Expenses	$3,633,504	$5,809,954	$12,590,297	$18,393,345

Total expenses were $3.6 million and $5.8 million for the three months ended September 30, 2026 and 2025, respectively, primarily due to a decrease in interest expense. Total expenses were $12.6 million and $18.4 million for the nine months ended September 30, 2026 and 2025, respectively, primarily due to decreases in interest expense and management and incentive fees. We pay our Adviser a management fee quarterly in arrears at an annual rate of 1.25% of our net assets as of the end of the most recently completed calendar quarter; provided that the management fee shall not be greater than 1.25% of our total assets (excluding cash and cash equivalents) at the end of the most recently completed calendar quarter. We also pay our Adviser an incentive fee that consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The income component of the incentive fee will be the amount, if positive, equal to 15.0%, with respect to each Legacy Fee Quarter, and 12.5%, with respect to each Current Fee Quarter, of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of operations), less aggregate income incentive compensation previously paid and/or waived with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 7.0% hurdle on our net assets at the beginning of each applicable calendar quarter and subject to a cap of 15.0% during the relevant Legacy Fee Quarters and 12.5% during the relevant Current Fee Quarters of the cumulative net return comprising the relevant trailing twelve quarters. The capital gains component of the incentive fee will be the amount, if positive, equal to 15.0%, prior to October 1, 2023, and 12.5%, beginning October 1, 2023, of the aggregate realized capital gains (computed net of realized capital losses and unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. We reimburse our Administrator for the allocable portion of the Adviser’s overhead and other expenses incurred by the Adviser and requested to be reimbursed by the Adviser in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Interest expense under the SMBC Facility is based on the average debt outstanding. Interest expense for the quarter decreased primarily due to the decrease in average principal amount of debt outstanding.

Net Realized Gains or Losses

Our investments are generally purchased at a discount to par. We had sales and principal repayments of $146.9 million and $281.9 million during the nine months ended September 30, 2026 and 2025, and restructure of certain investments, from which we realized net gains (losses) totaling $(56.0) million and $0.5 million, respectively. We recognized gains on principal repayments we received at par value.

The net realized gains (losses) from the sales, repayments or exits of investments for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales, repayments or exits of investments	$42,158,672	$121,590,096	$146,873,808	$281,897,407
Net realized gains (losses) on investments:
Gross realized gains	$74,142	$1,270,890	$869,277	$3,341,287
Gross realized losses	(17,740,603)	(576,756)	(56,884,129)	(2,819,018)
Net realized gains (losses) on investments	$(17,666,461)	$694,134	$(56,014,852)	$522,269

The net realized gains (losses) on investments for the nine months ended September 30, 2026 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
Amplity Parent, Inc.	$(17,958,919)
IMB Midco LLC	(17,027,940)
Medallia, Inc.	(16,542,087)
RealTruck Group, Inc.	(3,038,115)
Other	(1,447,791)
Net realized gain (loss) on investments	$(56,014,852)

The net realized gains (losses) on investments for the nine months ended September 30, 2025 consisted of the following:

Portfolio Company	Net Realized Gains (Losses)
BCP V Everise Acquisition LLC	$(531,130)
CP Atlas Buyer, Inc.	367,383
Foundation Risk Partners, Corp.	362,763
MIS Acquisition, LLC	327,559
SailPoint Technologies Holdings Inc.	242,295
Wellful Inc.	388,443
Zips Car Wash, LLC	(1,108,147)
Other	473,103
Net realized gain (loss) on investments	$522,269

Net Change in Unrealized Appreciation or Depreciation

We value our portfolio investments quarterly and the changes in value are recorded as the change in unrealized appreciation or depreciation in our consolidated statements of operations. Net change in unrealized appreciation or depreciation on investments for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized appreciation	$20,886,320	$2,262,329	$40,237,603	$3,229,920
Unrealized depreciation	(4,783,042)	(13,494,766)	(16,168,484)	(26,782,513)
Net change in unrealized appreciation (depreciation) on investments	$16,103,278	$(11,232,437)	$24,069,119	$(23,552,593)

For the three months ended September 30, 2026, the net change in unrealized appreciation on investments was $16.1 million, compared to net change in unrealized depreciation on investments of $(11.2) million for the three months ended September 30, 2025. For the three months ended September 30, 2026, unrealized depreciation on investments still held was $(1.7) million, primarily driven by a net depreciation in loans and equity in a select number of portfolio companies, with approximately 64% of gross unrealized depreciation driven by two portfolio companies. For the nine months ended September 30, 2026, the net change in unrealized appreciation on investments was $24.1 million, compared to net change in unrealized depreciation on investments of $(23.6) million for the nine months ended September 30, 2025.

The change in unrealized appreciation or depreciation on investments for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Portfolio Company	2026	2025	2026	2025
Accession Risk Management Group, Inc.	$—	$(31,111)	$—	$(40,959)
AIT Worldwide Logistics Holdings, Inc.	—	(2,560)	(9,087)	(47,025)
Amplity Parent, Inc.	1,144,790	(6,448,750)	19,688,298	(11,027,081)
AmSpec Parent, LLC	—	(449)	(18,141)	(3,011)
Apex Group Treasury LLC	—	—	—	—
Apryse Software Corp.	347,544	47,794	(253,436)	47,707
APT Opco, LLC	—	(91,491)	—	(130,784)
Asurion, LLC	—	—	—	(74,813)
Axiom Global Inc.	92,552	(129,330)	(293,606)	(122,042)
Bausch + Lomb Corporation	—	(5,494)	—	27,026
BCDI Meteor Acquisition, LLC	34,787	89,648	59,159	40,252
BCP V Everise Acquisition LLC	—	—	—	(185,249)
BCPE North Star US Holdco 2, Inc.	—	(42,786)	—	(5,299)
Blue River PetCare, L.L.C.	3,407	—	5,292	—
Bullhorn, Inc.	36,697	10,589	(443,286)	(45,990)
Burgess Point Purchaser Corporation	(100,186)	259,619	211,387	(27,675)
Celerion Buyer, Inc.	—	(12,537)	(88,882)	69,460
Chromalloy Corporation	—	—	—	(15,935)
Commscope, LLC	—	(831)	(39,998)	(121,177)
Connect America.com, LLC	(49,398)	(197,122)	(3,163,410)	(978,385)
CoolSys, Inc.	1,406,509	568,237	249,125	(887,148)
Cornerstone Building Brands, Inc.	(295,600)	192,134	(568,598)	44,615
Cornerstone OnDemand, Inc.	(25,010)	147,878	(848,413)	466,561
CP Atlas Buyer, Inc.	(488,435)	(177,558)	(1,261,611)	180,746
CP Iris Holdco I, Inc.	—	—	(15,148)	—
Crown Subsea Communications Holding, Inc.	—	(12,646)	—	—
Deerfield Dakota Holding, LLC	30,079	(644)	(65,822)	(644)
Denali Intermediate Holdings, Inc.	21,981	(1,312)	(466,823)	(1,312)
DexKo Global Inc.	12,622	109,215	(175,916)	153,924
Dispatch Acquisition Holdings, LLC	—	(2,687)	—	(2,687)
DTI Holdco, Inc.	—	28,296	—	(22,138)
The Edelman Financial Engines Center, LLC	—	(3,954)	(3,949)	(15,099)
Ellucian Holdings Inc.	—	—	—	(102,723)
FINThrive Software Intermediate Holdings, Inc.	277,276	(23,679)	(2,112,355)	(16,656)
Flexera Software LLC	3,811	(125)	(343,548)	(125)
Foundation Building Materials, Inc.	—	49,762	—	235,247
Foundation Risk Partners, Corp.	(57,097)	(308,758)	(217,039)	(444,560)
FR BR Holdings, L.L.C.	11,480	—	8,622	—
Golden State Foods LLC	—	3,099	(4,909)	3,099
Hexion Holdings Corporation	—	1,810	78,572	(8,943)
Hy Cite Enterprises, LLC	—	(38,175)	(101,475)	(147,089)
IMB Midco LLC	—	(696,026)	12,492,570	(2,986,754)
Innovative Xcessories Services LLC	—	18,653	(18,539)	18,653
Jackson Paper Manufacturing Company	53,424	4,741	80,505	11,523
KeyData Associates Inc.	—	—	—	(80,544)
Keystone Purchaser, LLC	49,956	32,242	100,203	(56,805)
LBM Acquisition, LLC	—	43,272	(50,661)	43,272
LSCS Holdings, Inc.	—	19,495	—	—
LSF12 Badger Bidco, LLC	10,600	—	10,600	—
LSF12 Phoenix HoldCo, LLC	—	—	—	—
Mannington Mills, Inc.	—	(18,062)	(24,709)	(31,462)
Medallia, Inc.	16,416,639	(2,913,332)	5,383,628	(4,113,878)
MH Sub I, LLC	—	—	—	(24,847)
Milestone Technologies Inc.	45,652	77,374	(101,833)	597,367
Mission Critical Group, LLC	27,223	—	19,264	—
MIS Acquisition, LLC	—	—	—	(168,064)
MMS Bidco LLC	276,622	(1,260,121)	219,774	(1,469,880)
Montana Buyer Inc.	(15,758)	(5,485)	(119,098)	(21,725)
Nielsen Consumer Inc.	—	(2,951)	—	(70,644)

	Three Months Ended September 30,		Nine Months Ended September 30,
Portfolio Company	2026	2025	2026	2025
Northstar Group Services, Inc.	—	(1,419)	(34,760)	29,043
Offen, Inc	18,267	(1,437)	(70,248)	(1,437)
OID-OL Intermediate I, LLC	2,017	41,973	(217,531)	44,748
ONBE, Inc.	(114,172)	4,260	(108,041)	(21,588)
OneZero Financial Systems, LLC	13,342	9,493	(6,402)	22,560
Paradigm Parent, LLC	206,255	(5,374)	123,539	(5,374)
Park River Holdings, Inc.	—	42,500	(54,022)	42,500
Plano Holdco, Inc.	31,263	—	31,263	—
Planview Parent, Inc.	(52,734)	4,141	(239,916)	4,141
Plaskolite PPC Intermediate II LLC	—	—	—	40,095
Project Alpha Intermediate Holding, Inc.	—	(4,125)	—	(72,284)
Project Cloud Holdings, LLC	—	9,915	—	(142,230)
RealTruck Group, Inc.	(1,140,141)	134,823	820,588	(421,259)
Renaissance Holding Corp.	(190,958)	(242,597)	(648,805)	(250,614)
RxB Holdings, Inc.	7,669	—	44,360	—
S4T Holdings Corp.	93,352	60,283	92,341	(88,832)
SailPoint Technologies Holdings Inc.	—	—	—	(251,394)
Spark DSO, LLC	—	157,586	—	101,346
Specialty Pharma III Inc.	(206)	—	45,341	—
SPLAT Super HoldCo, LLC	—	24,684	95,765	24,684
Steele Solutions, Inc.	—	—	—	170,838
Summer (BC) Bidco B LLC	—	(66,194)	231,936	(44,675)
Summit Behavioral Healthcare, LLC	21,966	—	52,881	—
Teneo Holdings LLC	—	(67,319)	—	(119,210)
The Ultimus Group Midco, LLC	160,963	(86,415)	(12,474)	(93,791)
Valcour Packaging, LLC	8,972	2,393	19,951	(2,842)
Virtusa Corporation	18,603	—	18,603	—
Victra Holdings, LLC	—	7,767	12,840	(11,794)
VTC Buyer Corp.	(38,714)	(40,404)	(13,145)	(40,404)
Wash & Wax Holdings LLC	(2,008,289)	—	(2,129,010)	—
Wash & Wax Systems LLC	(172,756)	(551,506)	(1,823,838)	(735,841)
Wellful Inc.	(33,588)	58,653	41,196	(979,792)
Zips Car Wash, LLC	—	—	—	810,513
Net change in unrealized appreciation (depreciation) on investments	$16,103,278	$(11,232,437)	$24,069,119	$(23,552,593)

During the three months ended September 30, 2026 and 2025, we recognized net unrealized gains (losses) on foreign currency of $0.0 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, we recognized net unrealized gains (losses) on foreign currency of $0.0 million and $0.1 million, respectively.

Net Increase (decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $2.0 million and $(4.1) million or $0.25 and $(0.40) per share, respectively. For the nine months ended September 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $(19.1) million and $(2.2) million or $(2.22) and $(0.21) per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds received from the issuance of our common shares from private placement offerings, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the credit facilities. We intend to continue to generate cash primarily from future offerings of our common shares, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2026, our asset coverage ratio was 200%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common shares, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our shareholders, and the cost of operations.

As of September 30, 2026, we had $7.8 million in cash and cash equivalents on hand, plus $164.0 million and $20.0 million available to us under our borrowing facilities with SMBC and OUSH, a subsidiary of the ultimate parent entity of the Adviser, respectively, which is expected to be sufficient for our investing activities and to conduct our operations in the short term and for the foreseeable future. However, as the impact of ongoing inflationary pressure on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption due to inflationary pressures could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue an unlimited number of common shares at $0.001 par value per share.

There were no shares issued and proceeds received related to the placement of our common shares for the nine months ended September 30, 2026.

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

The following table presents the share repurchases completed during the nine months ended September 30, 2026:

Tender Offer Date	Tender Offer Expiration Date	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
January 9, 2026	February 6, 2026	466,307	$20.81	466,307	— (1)
April 13, 2026	May 8, 2026	443,518	$18.75	443,518	— (2)
July 13, 2026	August 7, 2026	421,913	$17.31	421,913	— (3)
				1,331,738

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
(3)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 7.38% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

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

The following table reflects the distributions declared on common shares and common shares issued pursuant to our dividend reinvestment plan for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 4, 2026	March 5, 2026	March 19, 2026	$0.54	$4,784,311	10,517
May 6, 2026	May 12, 2026	June 18, 2026	0.53	4,466,222	11,426
August 5, 2026	August 11, 2026	September 17, 2026	0.53	4,248,664	3,375
			$1.60	$13,499,197	25,318

The following table reflects the distributions declared on common shares and common shares issued pursuant to our dividend reinvestment plan for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distribution Declared	DRP Shares Issued
March 5, 2025	March 5, 2025	March 20, 2025	$0.55	$5,938,647	21,994
May 7, 2025	May 13, 2025	June 18, 2025	0.54	5,552,780	12,458
August 6, 2025	August 12, 2025	September 18, 2025	0.54	5,284,175	11,851
			$1.63	$16,775,602	46,303

Borrowings

We use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are limited in the amount of leverage we can incur under the 1940 Act. We are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 200% and 189%, respectively.

We expect to maintain adequate liquidity and compliance with regulatory and contractual asset coverage requirements.

Contractual Obligations

The following table shows the contractual maturities of our outstanding debt obligations as of September 30, 2026:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$136,000,000	$—	$136,000,000	$—	$—
OUSH Loan	—	—	—	—	—
Total	$136,000,000	$—	$136,000,000	$—	$—

The following table shows the contractual maturities of our outstanding debt obligations as of December 31, 2025:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
SMBC Facility	$219,000,000	$—	$—	$219,000,000	$—
Revolving OCF II Loan	—	—	—	—	—
Total	$219,000,000	$—	$—	$219,000,000	$—

The weighted average interest rate on the aggregate principal amount outstanding was 5.7% for the nine months ended September 30, 2026 and 6.4% for the year ended December 31, 2025.

The ratio of total principal amount of debt outstanding to shareholders’ equity as of September 30, 2026 was 1.00:1.00 compared to 1.13:1.00 as of December 31, 2025.

SPV Facility

We and our consolidated subsidiary, ODL SPV, were party to the “SPV Facility” with Société Générale, as initial lender and agent, and certain financial institutions that allowed ODL SPV to borrow up to $340.0 million. Borrowings under the SPV Facility bore interest at SOFR plus a spread of 1.75% or 2.40% based on certain conditions (or an alternative rate of interest for certain loans denominated in Canadian Dollars, Euros or Sterling). ODL SPV was obligated to pay an unused commitment fee on the unused commitment amount at rate of (1) 1.00% if the amount drawn under the SPV Facility was less than the minimum commitment usage (the “Minimum Commitment Usage”) and (2) 0.40% if the amount drawn under the SPV Facility was greater than or equal to the Minimum Commitment Usage. The Minimum Commitment Usage was equal to (1) 0.0% for the first six months ended April 4, 2022; (2) 37.5% for the period from April 5, 2022 through June 27, 2022; (3) 75% for the period from June 28, 2022 through July 13, 2022; (4) $150.0 million for the period from July 14, 2022 through January 13, 2023; and (5) $255.0 million thereafter. The Company was also obligated to pay a fee of 0.20% per annum on the outstanding balance under the SPV Facility beginning on July 14, 2022. The SPV Facility was secured by a lien on assets held by the ODL SPV and on any payments received by ODL SPV in respect of those assets. The SPV Facility was scheduled to terminate on October 2, 2026, but on October 3, 2024, the ODL SPV terminated and repaid in full the SPV Facility.

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

As of September 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

	September 30, 2026	December 31, 2025
Unfunded delayed draw term loan commitments	$5,122,685	$4,193,437
Unfunded revolver obligations	7,774,240	13,074,543
	$12,896,925	$17,267,980

Recent Developments

On November 2, 2026, the Board declared a quarterly dividend of $0.56 per share for the Company’s shareholders of record as of November 10, 2026, payable on December 17, 2026.

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

Uncertainty with respect to the economic effects of interest rates, inflation, the conflicts in Ukraine, Iran, and the Middle East, as well as the political and social unrest in various countries and in the Middle East and North Africa regions and other geopolitical events has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. For additional information concerning these risks and their potential impact on our business and our operating results, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026. We are subject to financial market risks, including interest rate risk and valuation risk. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

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

We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2026 and December 31, 2025, 99% and 98%, respectively, of the debt investments based on par value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2026 (considering interest rate floors and ceilings for floating rate instruments and assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 Basis Points	$8,171,409	$4,080,000	$4,091,409
Up 200 Basis Points	5,447,606	2,720,000	2,727,606
Up 100 Basis Points	2,723,803	1,360,000	1,363,803
Down 100 Basis Points	(2,708,976)	(1,360,000)	(1,348,976)
Down 200 Basis Points	(5,380,739)	(2,720,000)	(2,660,739)
Down 300 Basis Points	(7,846,899)	(4,080,000)	(3,766,899)

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

Inflation Risk

Certain of our portfolio companies are in industries that have been impacted by inflation. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, despite gradual decreases in benchmark interest rates during 2025, inflation has remained above the Federal Reserve’s target level and interest rates remain elevated so far during 2026.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended September 30, 2026, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC.

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

The following table presents the share repurchases completed during the quarter ended September 30, 2026:

Tender Offer Date	Tender Offer Expiration	Total Number of Shares the Company Offered to Repurchase	Price Paid per Share	Total Number of Shares Repurchased	Maximum Number of Shares that may yet be purchased under the repurchase plan
July 13, 2026	August 7, 2026	421,913	$17.31	421,913	— (1)
				421,913
(1)
In accordance with the terms of the tender offer, the Company accepted for purchase on a pro rata basis approximately 7.38% of the number of shares of the Company that were validly tendered and not withdrawn prior to the expiration of the tender offer, as permitted by Rule 13e-4 of the Exchange Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ONEX DIRECT LENDING BDC FUND

November 2, 2026	By:	/s/ Ronnie Jaber
	Name:	Ronnie Jaber
	Title:	President, Chief Executive Officer and Chairperson of the Board of Trustees (Principal Executive Officer)

November 2, 2026	By:	/s/ Albert Siu
	Name:	Albert Siu
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Controller)